Form 10KSB
period 1996-02-29
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-06-13
CIK 913668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [Fee Required]

For the fiscal year ended February 29, 1996

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [No Fee Required]

For the transition period from                         to
                               ------------------------   ----------------------
Commission file number                     1-12836
                       ---------------------------------------------------------

                      PHARMA PATCH PUBLIC LIMITED COMPANY
                 (Name of small business issuer in its charter)


Ireland                                            Not Applicable
- ----------------------------------                 ----------------------------------------
(State of incorporation or organization)           (I.R.S Employer Identification No.)

15/16 Fitzwilliam Place, Dublin 2, Ireland                  None
- -------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                              011-353-1-662-5222
- -------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                       ORDINARY SHARES, PAR VALUE IRL .01



- -------------------------------------------------------------------------------
                                Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                                                                   / /YES /x/NO

As of May 15, 1996, 16,915,211 ordinary shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by nonaffiliates was approximately $8,457,605.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-KSB or any amendment to this Form 10-KSB / /

For the fiscal year ended February 29, 1996 there were no revenues from continuing operations.
Documents incorporated by reference:  None.

                      PHARMA PATCH PUBLIC LIMITED COMPANY
                                  FORM 10-KSB

                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
Item 1.          Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.          Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  28

Item 5.          Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  28

Item 6.          Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . . . . . . .  28

Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . .  30

Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Item 11.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .  36

Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .  37

Item 13.         Exhibits List and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

ITEM 1.          DESCRIPTION OF BUSINESS

                            BUSINESS OF THE COMPANY

         The Company had no revenues from continuing operations and has accumulated a deficit as of February 29, 1996 of $6,249,628 after giving effect to the sale of assets described below. The Company made a significant shift in its business direction in recent months through the sale of substantially all of its operating assets and subsequently through the acquisition of a majority interest in a laser vision company. The Company does expect to continue to incur operating losses until such time, if ever, as it derives revenues from operations. There is no assurance that the Company will ever operate profitably.

         On November 1, 1995, the Company sold substantially all of its assets, including the operations and technology acquired from Flora, Inc. on June 30, 1994, to Technical Chemicals and Products, Inc. ("TCPI") in exchange for 786,214 shares of TCPI common stock ("Shares") with a fair value of $11,919,000 after net closing adjustments of $81,000 and the satisfaction by TCPI of a $5,000,000 promissory note previously issued by the Company. As a result of the consummation of this transaction, the Company then owned approximately 9.9% of TCPI's outstanding common shares. In April 1996, the Company sold 210,000 TCPI shares pursuant to the underwritten TCPI public offering described in the next paragraph and received net proceeds of $2,928,697.

         On January 16, 1996, the Company entered into a Supplemental Agreement ("Supplemental Agreement") with TCPI which amends certain provisions of the Asset Purchase Agreement dated as of November 1, 1995 ("Asset Purchase Agreement") between the Company and TCPI and addressing certain additional matters. TCPI has filed a Registration Statement on Form S-1 ("S-1") with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares ("Offering"). Pursuant to the terms of the Supplemental Agreement, the Company agreed to execute a lock-up letter with the representative of the Underwriters providing that it would not sell or otherwise dispose of any of its shares of Common Stock for a period to expire 180 days following the closing date of the Offering. As consideration for the execution of this lock-up agreement, TCPI agreed (i) to terminate an existing lock-up agreement covering Common Stock owned by the Company, executed in connection with the Asset Purchase Agreement; (ii) effective as of the closing date of the Offering, to terminate the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the Asset Purchase Agreement which, among other things, limited the Company's ability to vote or dispose of its shares of Common Stock; (iii) allow the Company to offer for sale 100,000 shares of this Common Stock in the Offering (plus up to an additional 110,000 if the Underwriters' over-allotment option is exercised);
(iv) effective as of the closing date of the Offering, issue to the Company a two-year warrant to purchase 100,000 shares of Common Stock at an exercise price equal to the per share Offering price; and (v) to file a registration statement on Form S-3 to register all of the remaining shares of Common Stock owned by the Company after the Offering. All 210,000 shares were sold in the Offering which closed on April 30, 1996.

         On March 31, 1996, the Company acquired a controlling interest in Vista Technologies, Inc. ("Vista"), a publicly traded company. Vista also received equity financing from the Company in a series of transactions. The Company purchased 200,000 Vista shares for $500,000 cash and received 2,060,000 Vista shares and 500,000 Vista Class C Warrants in exchange for a loan to Vista of $750,000 repayable in six months and 200,000 restricted shares of TCPI common stock owned by the Company. See "Certain Transactions." Vista provides photorefractive keratectomy and other laser vision correction facilities and services to the health care industry.

         The mailing address and telephone number of the Company's principal executive offices are 15/16 Fitzwilliam Place, Dublin 2, Ireland and 011-353-1-668-7144, respectively.

                               BUSINESS OF VISTA


INTRODUCTION

         Vista is engaged primarily in providing advanced laser vision correction ("LVC") equipment and support services for use by licensed health care professionals. Through its subsidiary corporations, Vista provides excimer lasers, related equipment and other services (collectively "LVC Services") at outpatient surgical centers for ophthalmologists to perform refractive surgical procedures for correction of vision disorders. Vista's majority owned subsidiaries in Europe, acquired in 1994, currently operate five refractive surgical outpatient clinics, three in Italy and two in Sweden. To date, Vista's operations in Europe have not been profitable. See "European Operating Subsidiaries".

         Since June 1995, Vista has been developing a program to organize and sponsor additional companies to provide laser equipment and LVC Services in the United States and Canada through regional joint venture enterprises. A key part of Vista's strategy for expansion in the United States and Canada is to develop independent regional companies that will be independently financed and engage the services of skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care. These professionals will be engaged by Vista and/or its regional subsidiaries to establish medical and operational standards relating to LVC Services, to train other ophthalmologists in advanced LVC procedures, and to establish advisory boards consisting of credentialed and prominent ophthalmologists ("Mds") and optometrists ("Ods") with similar skills and experience. Vista believes that its regional joint venture subsidiaries in North America will be capable of supporting a full range of LVC procedures because of their anticipated access to physicians skilled in advanced methods and one or more planned locations in Canada offering certain LVC services not currently available in the United States. See "Program to Expand by Sponsoring Regional Joint Venture Companies in North America".

         Advanced LVC equipment supplied by various manufacturers has been commercially available in recent years for use in foreign countries, including various countries in Europe and Canada, among others. In October 1995, the U.S. Food and Drug Administration ("FDA") granted approval to Summit Technology Inc. ("Summit") for commercial use in the United States of Summit's excimer laser system for photorefractive keratectomy ("PRK") treatment of myopia (nearsightedness). The FDA subsequently granted approval to VISX Incorporated ("VISX") for similar PRK equipment in early 1996. Other LVC procedures employed in Canada and other foreign countries include excimer lasers for laser assisted in situ keratomileusis ("LASIK") and photo-therapeutic keratectomy ("PTK") procedures and holmium lasers for laser thermalkeratoplasty ("LTK") and laser sclerostomy ("LS") procedures. See "Laser Vision Correction Systems" and "Status of FDA Pre-Market Approval of LVC Excimer Systems".

         Generally speaking, PRK is useful in correcting the vast majority of myopia cases; LASIK is useful for treatment of hyperopia (farsightedness), astigmatism and extreme myopia; LTK is prescribed for instances of mild hyperopia and astigmatism; LS is used for treatment of symptoms of glaucoma; and PTK procedures treat certain corneal pathologies. All of these LVC procedures are normally performed on an outpatient basis and require from 15 to 30 minutes. Depending upon the severity of the patient's pre-treatment vision disorder, improved vision resulting from LVC procedures either eliminates or significantly reduces the patient's need to wear eyeglasses or contact lenses. Vista's existing European subsidiaries and planned joint venture enterprises in the United States focus primarily on PRK treatment to correct myopia. Joint venture operations planned for Canada are expected to offer a wider variety of LVC services, including LASIK and an advanced proprietary method of PRK developed by Dr. Donald G. Johnson called the Johnson transepilthelial multi-zone, multi-pass PRK procedure ("TMM PRK").

         From May 1994 through March 1995, Vista made significant investments in Medical Development Resources, Inc. ("MDRI") and its subsidiaries. MDRI was engaged in research and development of a proprietary process for the production of scalpels and other cutting instruments from natural obsidian and/or an obsidian formulation, and also owns operating subsidiaries involved in the design, manufacture and marketing of precision surgical instruments for ophthalmology and neurosurgery. In July 1995, Vista terminated and rescinded all of its executory agreements with MDRI and certain of its stockholders and creditors, and Vista's investment of approximately $5,643,000 in MDRI as of March 31, 1995 was written-off.

         Vista was incorporated under the laws of Nevada on June 15, 1992 under the name "Mercury Acquisitions, Inc." and its corporate name was changed to Vista Technologies Inc. in February 1994. Vista's principal office is located at 1250 Oakmead Parkway, Suite 210, Sunnyvale, CA 92086, telephone number
(408) 524-2939.

BACKGROUND -- VISION DISORDERS AND CORRECTIVE TREATMENT

         The human eye is a complex organ that functions much like a camera, with a lens in front and a light sensitive screen, the retina, in the rear. Images enter the human eye through the cornea, a transparent domed window at the front of the eye. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina. The inability of the cornea to properly refract incoming images results in blurred vision and is called a refractive disorder.

         Myopia (nearsightedness), hyperopia (farsightedness) and astigmatism are three of the most common refractive disorders. In a nearsighted (myopic) eye, images are focused in front of the retina. In a farsighted (hyperopic) eye, images are focused behind the retina. In an astigmatic eye, images are not focused at any one single point. Conventional methods of correcting refractive disorders are by prescription of eyeglasses and contact lenses. Over the last 15 years, refractive vision disorders have also been treated by several surgical techniques, such as radial keratotomy ("RK") in which small incisions approximately 400 to 450 microns deep in a radial configuration are made around the periphery of the cornea.

         Corneal pathologies, which include certain diseases, injuries and conditions of the cornea, also can result in impaired vision, discomfort or blindness. Such pathologies include corneal opacities, irregular corneal surfaces and abnormal tissue growths on the cornea. Another pathological condition of the eye is glaucoma, a disease characterized by a sustained elevation of intraocular pressure which, if untreated, may result in blindness.

LASER VISION CORRECTION SYSTEMS

         Lasers have been used routinely for a variety of medical purposes since the 1960s. Lasers emit photons of light into a highly intense beam of energy that is delivered to targeted tissue by means of optical mirrors or fiber optics. The degree of absorption by the tissue varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. Surgical lasers emit light in a continuous stream or in a series of very short duration "pulses", thus interacting with tissue through heat or shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the exposure or pulse, determine the amount of energy which interacts with the targeted tissue and, thus, the amount of damage to the tissue.

         Laser technology has been accepted in the ophthalmic community for the treatment of certain eye disorders. In general, ophthalmic lasers are used to coagulate, cut or ablate (remove) targeted tissue. As examples, the argon laser is used for treatment of leaking blood vessels on the retina and retinal detachments. Nd:YAG (Neodymium: Yttrium Alminum Garnet) pulsed lasers are used to clear clouded posterior capsules and, to a lesser extent, for relief of elevated pressure in the eye.

         EXCIMER LVC SYSTEMS

         Excimer (argon fluoride) lasers were first developed in the late 1980s, and are incorporated in a fully integrated ophthalmic surgical workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The excimer laser system delivers pulses of ultraviolet laser light to ablate (remove) submicron layers of tissue from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. Most of the laser light generated by the excimer system is absorbed by the removed corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the excimer laser system well suited to corneal surgery.

                 PRK. Photorefractive keratectomy ("PRK") is a procedure performed with a excimer laser system to treat primarily nearsightedness, and also farsightedness and astigmatism. When performing PRK with the excimer laser, the ophthalmologist determines the exact correction required (which is measured by the same type of examination used to prescribe eyeglasses or contact lenses) and programs the correction into the system's computer. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The average PRK procedure consists of approximately 150 laser pulses, each of which lasts several billionths of a second over a period ranging for 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes. The goal of PRK is to eliminate or to reduce a person's reliance on corrective eyewear.

         Following the PRK procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. A series of patient follow up visits is scheduled with the ophthalmologist ("MD") or an optometrist ("OD") to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the PRK procedure. Patients undergoing PRK generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter. Vista anticipates, however, that a significant percentage of patients at certain locations planned for Canada by its North American Regional Joint Ventures may be eligible for bilateral treatment in which both eyes are treated simultaneously based upon procedures developed by medical consultants to Vista.

         Although a patient usually experiences a substantial improvement in clarity of vision within a few days following the PRK procedure, it generally takes from two to six months for the full benefit of the procedure to occur. The PRK procedure is used today primarily to correct the vision of patients with myopia (or nearsightedness) ranging from -1.5 to up to -7.00 diopters, although the PRK procedure has also been performed in foreign countries on higher diopter nearsighted and, occasionally, farsighted and astigmatic patients. Approximately 90% of all myopic patients are nearsighted up to -6.00 diopters and use of the PRK procedure to correct the vision of nearsighted patients of up to -6.00 diopters therefore has received the greatest degree of testing.

         As noted above, the FDA has granted pre-market approval for commercial use in the United States of excimer laser systems for PRK treatment of myopia to two suppliers in October 1995 and March 1996.

                 LASIK Laser assisted in situ keratomileusis ("LASIK") is a procedure performed with an excimer laser system to treat extreme cases of myopia. LASIK, although a more unusual and delicate surgical procedure than PRK, offers advantages in that the epithelium is not touched by the laser and therefore promotes quicker healing. Glare and central islands are practically non-existent after LASIK since ablation occurs in the stroma layer (under the epithelium); by the creation of a corneal flap, subsequent retouches are facilitated with minimal recovery time. To date, the FDA has not established standards for clinical testing of LASIK systems, and Vista is uncertain whether LASIK procedures can be utilized commercially in the United States.

                 PTK Phototherapeutic keratectomy ("PTK") is a procedure performed with the excimer system to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but rather to alleviate the symptoms associated with the pathology. The FDA in February 1995 granted pre-market approval to an excimer laser system developed by Summit to perform PTK procedures and on October 2, 1995, the FDA granted pre-market to two excimer laser systems manufactured by VISX for PTK procedures, the VISX 20/20B and "Star" excimer lasers.

                 OTHER   Excimer lasers may also be used to treat glaucoma by a
procedure known as Partial Excimer Traheculectomy ("PET"). The PET procedure involves the use of the excimer laser to create a penetrating filter through the scleral tissue (the tough, fibrous tissue covering all of the eye except the cornea), which causes the permeation of fluids from within the eye, thus reducing pressure levels. Vista believes that one laser manufacturer has received an Investigational Device Exemption from the FDA to conduct clinical trials for the PET procedure in the United States.

         HOLINIUM LVC SYSTEMS

                 LTK Another recently developed LVC technology is the holmium laser system. The holmium system delivers high intensity pulses of infrared light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. Vista is aware of two manufacturers that have developed holmium laser systems. Summit has reported it is engaged in FDA clinical trials seeking approval to sell its holmium system to perform laser thermal keratoplasty ("LTK"), a refractive procedure performed to treat farsightedness and astigmatism in which peripheral corneal tissue is thermally shrunk, causing the central portion of the cornea to steepen.

                 LS Laser Sclerostomy ("LS") is a surgical procedure performed with the holmium system to treat the symptoms of glaucoma by making an opening in the front chamber of the eye. Summit has received FDA pre-market approval to sell its holmium system in the U.S. for treatment of glaucoma.

                 OTHER LVC SYSTEMS. Vista is aware of three companies that have reportedly developed solid state lasers, ophthalmic laser surgical systems that apply a beam of high intensity light to remove tissue from the inside, as opposed to the surface of, the cornea. These solid state lasers are designed to ablate tissue inside the cornea without violating the cornea's surface by computer guiding the laser beam to the inner corneal tissue and vaporizing the targeted tissue.

EUROPEAN OPERATING SUBSIDIARIES

         From February to May 1994, Vista negotiated and completed the acquisition of interests in certain foreign subsidiaries operating PRK outpatient surgical centers in Europe. These transactions involved the acquisition of controlling equity interests in European operating companies providing excimer laser equipment and VC support services to ophthalmologists at out-patient surgical centers for correcting vision disorders through PRK procedures. At the time these acquisitions were completed by June 1994, Vista's European subsidiaries operated four refractive surgical centers, one in England, one in Sweden and two in Italy. The center in England was subsequently closed in June 1995 and two new centers have been opened since these acquisitions were accomplished, one in Italy and one in Sweden. Due primarily to the limited operating history of these European PRK surgical centers, Vista's operations in Europe have not yet been profitable.

         As of March 31, 1995, Vista owned approximately 69.87% of the equity interest in Vista Vision S.p.A. ("Vista-Italy"), which operates three PRK surgical centers in Italy. Through a Dutch holding company, Vista owns 100% of the equity interest in Vista Vision Scandinavia AB ("Vista-Sweden"), which operated one PRK surgical center in Sweden at March 31, 1995 and opened a second center in August 1995. Through a United Kingdom holding company, Vista also owned 50% of the equity interest in a PRK surgical center in London, England. In June 1995, Vista determined to close the operations of the joint venture subsidiary located in England due to its unprofitable history, a change in business strategy of its joint venture partner and extremely competitive market conditions in London. Vista's European LVC Services are operated under the trade name Vista Vision(TM).

         Each of the Vista Vision LVC centers in Italy operates one VISX excimer laser, and Vista-Italy's locations include a Milan center originally opened in February 1992, a Pisa clinic established in March 1993 and a Rome center started in January 1995. The Milan center was relocated during 1995. The Vista Vision LVC centers in Sweden each operate one excimer laser, and include a center in Stockholm purchased from a third party in June 1994 plus a center in Malmoe opened in August 1995.

         The following chart summarizes certain information as to the number of PRK surgical procedures performed at Vista's European centers for the periods indicated.

                                                     Fiscal Year ended March 31,
                                                     ---------------------------        Nine Months Ended
                                                       1995              1994           December 31, 1995
                                                     --------          --------         -----------------
         Milan, Italy (a) . . . . . . . . . . . .        466                239                 451
         Pisa, Italy (b)  . . . . . . . . . . . .        404                213                 339
         Rome, Italy (c)  . . . . . . . . . . . .         41                (c)                 227
         Stockholm, Sweden (d)  . . . . . . . . .        524                420                 341
         Malmoe, Sweden (e) . . . . . . . . . . .        (e)                (e)                  51
                                                     -------               ----              ------
                  Total . . . . . . . . . . . . .      1,435                972               1,409
                                                     -------               ----

               ---------------------------------------

         (a)   Opened in February 1992; relocated during 1995.
         (b)   Opened in March 1993.
         (c)   Opened in January 1995.
         (d) Includes procedures performed for periods prior to purchase by Vista Technologies in June 1994.
         (e)   Opened in August 1995.

         Vista's European surgical centers typically receive a fee or a percentage of the surgeon's fee for each surgical procedure performed. Professional fees for PRK procedures range from approximately $1,500 to $2,000 per procedure with a single eye constituting one procedure. A primary consideration in Vista's determination to close its center in London, England was an overcrowding of that market resulting in certain competitors offering procedures at prices significantly below these levels. Health insurance providers in North America generally consider these procedures to be elective surgery and do not provide reimbursement. In other countries, reimbursement programs vary by country and region, and reimbursement is not generally available for European locations at which Vista operates.

         By providing ophthalmologists with training, technical and marketing support, as well as access to equipment that is too expensive for most individual surgeons, Vista plans to capitalize on its early participation in LVC technology which has recently attracted increasing interest of ophthalmologists and the general public in the United States. Excimer lasers currently cost between approximately $500,000 each, which generally includes a one year warranty on all parts except the optics (mirror and glass components) that carry a 30-day warranty. Annual maintenance and service fees are estimated at to range from $45,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, Vista believes that most ophthalmologists interested in

LVC surgery will not be able or willing to purchase a laser, seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

PROGRAM TO EXPAND BY SPONSORING REGIONAL JOINT VENTURE COMPANIES IN NORTH
AMERICA

         With FDA pre-market approval granted in late 1995 of PRK equipment to treat myopia, Vista's long-term business strategy in North America is to pursue LVC Services by organizing and sponsoring independently financed regional enterprises in which Vista will obtain a significant equity interest and fee-based consulting arrangements (the "Regional Joint Ventures"). Vista will seek affiliations for its each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals, and these regional enterprises will seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals. There can be no assurance Vista will be successful in attaining these goals or that it will become a significant factor in the industry.

         As presently planned, in the typical enterprise Vista will subscribe to a preferred stock issue of the Regional Joint Venture enterprise in exchange for shares of Vista common stock. An unaffiliated third party entity named Refractive Services-800, Inc. and local Mds will be invited to provide equity seed capital in cash for other classes of the Regional Joint Venture's securities. Refractive Services-800, Inc. is a foreign corporation formed for the purposes of investing seed capital in Regional Joint Ventures and is not affiliated with Vista or any of its officers and directors. Agreements with one or more health care professionals will be negotiated for terms relating to use of the Regional Joint Venture company's equipment and LVC Services, conditioned upon additional financing in the form of a private placement of securities and/or a subsequent initial public offering. Notwithstanding agreements with professionals, however, governmental regulations prohibit commitments that would obligate a professional to use to services of any given enterprise.

         Vista intends to enter into long-term consulting agreements to provide certain administrative and management services to each of its Regional Joint Ventures, which will be licensed by Vista to operate under the name and style of "Vista Laser Centers" of the particular region. Vista has filed trademark applications in the United States and Canada to register the service mark "Vista Laser Centers"(TM). To date, Vista has incorporated five Regional Joint Venture corporations under the laws of Nevada which are in various stages of negotiating and documenting agreements and obtaining commitments for preliminary financing.

         Refractive Services-800, Inc. has organized a wholly-owned subsidiary in the United States named Refractive Services 800 Corp. ("RS-800") to offer the use of 800 and 900 telephone numbers for telemarketing purposes at the election of these Regional Joint Ventures. Vista has obtained an option to purchase from Refractive Services-800, Inc. all of the capital stock in RS-800 for the cost of its investment in RS-800 plus $25,000, exercisable at any time on or prior to December 31, 1998.

VISTA LASER CENTERS OF MICHIGAN, INC.

         Vista's first Regional Joint Venture in North America, Vista Laser Centers of Michigan, Inc. ("VLC of Michigan"), has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of $4,000,000. In November 1995, Vista issued 200,000 shares of its common stock in exchange for 200,000 shares of 5% Series B convertible preferred stock in VLC of Michigan. Due to the absence of an actively traded market for Vista's common stock, the Company's investment in VLC of Michigan has been recorded on Vista's financial statements at December 31, 1995 at a cost equal to the lowest price at which Vista shares were otherwise authorized for issuance by its Board during the quarter ended December 31, 1995, i.e. $0.50 per Vista common share, for a total investment cost of $100,000.

         VLC of Michigan is a development stage enterprise organized on June 30, 1995, with an initial cash capitalization through April 30, 1996 of $ 156,000 contributed by third parties, to establish, own and manage laser vision correction centers in Southern Ontario and Michigan. To date, the activities of VLC of Michigan have consisted primarily of market research, seeking affiliations and negotiating agreements with experienced vision care professionals in the United States and Canada, and negotiating to acquire equipment for establishing a laser vision correction center in Windsor, Ontario after an initial public offering of its securities has been completed. VLC of Michigan plans an initial public offering of its 10% Series A convertible preferred stock and will not be able to commence active business operations until and unless funding from the planned initial public offering has been obtained.

         Vista's equity interest in VLC of Michigan represents approximately 61% of VLC of Michigan's currently outstanding voting stock and is convertible into 200,000 shares of VLC of Michigan common stock, or approximately 31% of VLC of Michigan's existing equity on a fully diluted basis. Vista has granted a irrevocable proxy to vote 180,000 of Vista's Series B preferred shares in VLC of Michigan to the Chief Executive Officer of VLC of Michigan for the term of his employment by VLC of Michigan, but not to exceed a maximum of five years following its initial public offering. If the planned public offering by VLC of Michigan is successful, Vista's interest in VLC of Michigan after a public offering of approximately $4 million would be reduced to approximately 21.5% of the voting capital stock and approximately 13.8% of the common equity in VLC of Michigan on a fully diluted basis.

         Vista has entered into a Consulting Services Agreement to provide certain consulting services to VLC of Michigan. In exchange for such services, Vista will receive 5% of LVC of Michigan's revenues attributable to charges to health care professionals for the use of LVC equipment and support services, less a credit to LVC of Michigan of $5,000 per month. The Consulting Services Agreement is for a term of ten years from the date of an initial public offering by LVC of Michigan, and is automatically renewed thereafter for periods of five years unless either party provides six months' prior notice of an intent not to extend the term.

         RS-800 has granted Vista of Michigan the right to use certain 800 and 900 area code telephone numbers, including among others 800-WE-DO-PRK, for its marketing and public education programs. If Vista of Michigan elects to use those telephone numbers, RS-800 will receive 2 1/2% of the revenues generated only as a direct result of responses to telemarketing activities of Vista of Michigan by use of the licensed 800 and 900 telephone numbers.

         Three current directors of Vista, Dr. J. Charles Casebeer, Dr. Donald
G. Johnson and Jac. J. Lam, have been elected to the VLC of Michigan board of directors. Vista has agreed that three additional persons nominated by Dr. Fouad Tayfour, who is not currently affiliated with Vista, have been or will be elected to the VLC of Michigan board of directors. Drs. Casebeer and Johnson have agreed to serve as consultants to VLC of Michigan upon the completion of its initial public offering. The consulting agreement between VLC of Michigan and Dr. Casebeer provides that Dr. Casebeer will provide consulting and training services to VLC of Michigan and has agreed to serve as the Chairman of its Board of Directors. Dr. Casebeer will receive compensation for his consulting and training services from VLC of Michigan at the rate of $60,000 per annum payable monthly (except that the first year's fees will be payable in advance upon completion of the VLC of Michigan initial public offering), plus additional compensation based upon the number of ophthalmologists and optometrists that enter credentialing and training programs sponsored by VLC of Michigan.

         Pursuant to a commitment made under his consulting agreement dated as of November 15, 1995, VLC of Michigan sold to Dr. Johnson 5,000 shares of VLC of Michigan common stock at a cash price of $5,000 and 45,000 VLC of Michigan Class A common stock purchase warrants stock at a cash price of $4,500. On November 15, 1995, VLC of Michigan also sold to Dr. Casebeer 5,000 shares of VLC of Michigan common stock at a cash price of $5,000 and 45,000 VLC of Michigan Class A common stock purchase warrants stock at a cash price of $4,500. Each VLC of Michigan Class A warrant represents the right to purchase one share of its common stock at an exercise price of $1.00 per share until the Class A warrants expire on the fourth anniversary of the initial public offering by VLC of Michigan.

         There can be no assurance that VLC of Michigan will successfully complete its proposed initial public offering of securities necessary for VLC of Michigan to become an operating company.

         OTHER RELATIONSHIPS WITH PROFESSIONALS

         The TMM PRK procedure was developed by Dr. Donald G. Johnson of Vancouver, British Columbia, one of the world's leading PRK surgeons. Dr. Johnson is a director and stockholder of Vista of Michigan and has agreed to render part-time consulting services to VLC of Michigan and Vista. Dr. Johnson developed TMM PRK procedures with VISX equipment and as of December 31, 1995 has successfully treated approximately 7,400 eyes with excimer laser procedures. TMM PRK provides for a much smoother ablation zone, thus substantially reducing glare and central islands, which are side effects sometimes encountered in standard PRK procedures. The epithelium (a layer of cells comprising the outer surface of the cornea) is removed in the TMM PRK procedure by use of the laser, thus avoiding direct contact with the eye by the physician or instruments. Vista believes that the TMM PRK method promotes faster post-operation regrowth during the period when risk of pain and infection risk is highest.

         Dr. J. Charles Casebeer is a leading educator and trainer in the LASIK procedure and has previously served other companies as a consultant in the LASIK field. Dr. Casebeer is a director and stockholder of Vista of Michigan and has entered into a Consulting Agreement with Vista of Michigan. He is expected to continue his efforts in LASIK procedures and to assist in managing programs for training Mds and Ods in the use and performance of LVC procedures and in recommending standards to establish a program of credentialing and training Mds and Ods in various aspects relating to LVC procedures and patient treatment. Dr. Casebeer's professional corporation will receive from VLC of Michigan compensation at the rate of $60,000 per annum plus additional compensation for each MD and OD that enters a credentialing program established by Vista of Michigan.

         Dr. Casebeer and Dr. Johnson are expected to promote advanced LVC methods for both Vista and for various Vista Laser Centers companies that have been, or may be formed in the future, to service various North American geographic markets.

         Vista is not involved in the research, development or manufacture of refractive laser systems, and will be dependent on unrelated manufacturers for its supply of refractive lasers to Regional Joint Venture companies. Vista believes that there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include Chiron Corp. and LaserSight Incorporated. Summit and VISX have recently received pre-market approval or conditional pre-market approval to commercially sell excimer lasers for PRK procedures in the United States.

STATUS OF FDA PRE-MARKET APPROVAL OF LVC EXCIMER SYSTEMS

         Excimer laser systems are regulated as medical devices by the United States Food and Drug Administration ("FDA") and require pre-market clearance or pre-market approval (referred to as a "PMA") by the FDA prior to commercial sale and use in the U.S. Medical devices in the U.S. are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably ensure safety and effectiveness. Class III devices, which include medical lasers, generally are those which must receive PMA by the FDA to ensure their safety and effectiveness and include, among other devices, new devices which have been found not to be "substantially equivalent" to existing legally marketed devices.

         A PMA application must be supported by valid scientific evidence which typically includes extensive preclinical and clinical trial data to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

         A PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of methods, facilities and controls used to manufacture the device and certain other information. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials for clarification of information provided in the submission. There are devices for which FDA approval has been sought which have never been approved for marketing in the U.S.

         If the FDA's evaluation of both the PMA application and manufacturer's facilities are favorable, the FDA will either issue an approval letter or an Approvable Letter, which usually contains a number of conditions which must be met in order to obtain final approval of the PMA. When conditions have been fulfilled to the satisfaction of the FDA, it will issue a PMA approval letter, authorizing commercial distribution of the device for certain applications. If the FDA's evaluation is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". The FDA may approve a device for some procedures but not others, or for certain classes of patients and not others. Modifications to a device that is an approved PMA also may require approval by the FDA of PMA supplements or new PMAs.

         PMA STATUS OF LVC SYSTEMS

         In late October 1995, Summit received PMA from the FDA for use of Summit's excimer laser system to treat nearsightedness using PRK. Vista has been advised that this PMA specifies a six millimeter ablation zone for myopic corrections between -1.5 and -7.0 diopters. Summit has further indicated that its PMA requires the initiation of post-market studies and surveillance. Data generated by the post-market studies will be reviewed by the FDA in determining whether future restrictions on device labeling or use are warranted.

         In March 1996, VISX received pre-market approval from the FDA for use of VISX's excimer laser system to treat nearsightedness using PRK.

         Vista believes that the FDA has not published guidelines for clinical trials of excimer laser systems to perform procedures other than PRK and PTK, and Summit has indicated it is working with the FDA to design appropriate trials for such procedures on a case by case basis. Because the FDA has not published guidelines with respect to clinical trials for other PRK procedures, it is not known whether or to what extent the FDA may require further clinical trials of TMM PRK or LASIK procedures or whether the use of TMM PRK or LASIK will be permitted in the United States. TMM PRK and LASIK are currently permitted in Canada.

SAFETY AND EFFICACY

         The first PRK procedure for the treatment of nearsightedness using an excimer laser system was performed in 1989, and the first PTK procedure for the treatment of a corneal pathology using an excimer system was performed in 1988. A large majority of PRK and PTK procedures to date have been performed only since 1990. PRK to correct myopia is currently being performed in at least 35 countries outside the U.S.

         Concerns with respect to the safety and efficacy of LVC excimer laser systems for refractive surgery include predictability and stability of results and potential complications, such as modest decreases in best corrected vision and side effects from PRK, PTK, LASIK and LTK. Other possible effects include postoperative pain; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos

(undesirable visual sensations produced by bright lights); decrease in contrast sensitivity (diminished vision in low light); temporary increases in intraocular pressure in reaction to post procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); unintended over or under corrections; instability, reversal or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing).

         Summit has reported that two year follow-up data accumulated by Summit during its Phase III PRK clinical trials indicate all of the individuals undergoing PRK experienced an improvement in visual acuity without corrective eyewear. Prior to PRK, 95% of the eyes in this group were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

MARKET POTENTIAL FOR LVC SERVICES

         It is estimated that in excess of 100 million people in the U.S., and a much larger number worldwide, use eyeglasses or contact lenses to correct common vision disorders, with over 60 million of these individuals suffering from nearsightedness. U.S. consumers spent as estimated $13.8 billion in eyeglass and contact lens purchases in 1993. While excimer laser procedures can treat people who are farsighted or are astigmatic, both the existing technology and application for regulatory approvals for those uses are in an earlier stage than for use of excimer lasers for treatment for nearsightedness.

         Refractive disorders generally are corrected with conventional methods such as eyeglasses and contact lenses. Today there exist alternative treatments for permanently reshaping the cornea to relieve nearsightedness, farsightedness and astigmatism. One technique for corneal reshaping involves manual scalpel incisions on the surface of the cornea, known as radial keratotomy or "RK". RK is used today primarily to correct nearsightedness, but is known to have potential limitations. RK is known to (i) weaken the cornea,
(ii) present the potential for infection and (iii) produce inconsistent visual correction results. However, RK procedures are generally substantially less expensive than LVC procedures.

         Vista believes that the market potential for alternative refractive care utilizing excimer laser systems is commercially significant. Many eyeglass or contact lens wearers are potential candidates for laser refractive surgery. Vista believes that approximately 22 million people in the United States are contact lens wearers. Vista further believes that contact lens wearers, and those who may like to wear contact lenses, would be particularly receptive to PRK procedures because they have made the decision to use an alternative to eyeglasses to correct their refractive disorders.

GOVERNMENTAL REGULATION

         Vista's subsidiaries are subject to extensive rules and regulations, both in the United States and foreign countries at the federal, provincial, state and local level, affecting the health care industry and the delivery of health care. These include laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. Other regulatory requirements, such as regulations concerning the use of excimer laser systems, also apply to these operations.

         Numerous laws and regulations affect the manner in which Vista's subsidiaries may establish or administer the use of LVC equipment and other LVC Services, which vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. Vista believes that its operating subsidiaries have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and provincial regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

         Current state and provincial regulatory requirements and restrictions that relate to corporate entities involved in the ownership and operation of healthcare facilities include prohibitions against: the corporate practice of medicine except by an entity owned by healthcare professionals and/or wherein the professionals exercise control over medical judgments; patient referrals by healthcare professionals (including ophthalmologists and optometrists) to a facility owned or compensated by such referring professional (either generally, or sometimes by defining such payments as "kick backs"); and "fee splitting" between healthcare professionals and corporate entities. Other laws in both the United States and foreign countries specifically regulate the nature and compensation provisions of employment or management relationships that healthcare professionals may have with a corporate-owned facility, may affect the form of business entity to be utilized, may limit payments either to the entity or to healthcare professionals to the "fair market value" of their contributions, or affect the manner of marketing the service performed at the healthcare facility. Additional regulations in some jurisdictions also now affect, or in the future may affect, the administration and use of LVC Services, including requirements for certificates of need and/or other licensing and registration of medical equipment.

         The use of excimer lasers and other medical equipment is also subject to numerous government laws and regulations relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of potentially hazardous substances. There can be no assurance that the Company's operating subsidiaries will not be required to incur significant costs to comply with such laws and regulations in the future.

INSURANCE AND INDEMNIFICATION

         Use of laser systems by health care professionals using laser equipment and other LVC Services may give rise to claims against Vista by persons alleging injury. Vista's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources. Vista or its subsidiaries may not be able to purchase medical malpractice insurance and may not be able to purchase other insurance at reasonable rates to protect Vista and its subsidiaries against claims arising from the medical practice of health care providers using LVC equipment and services.

         Vista believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that Vista could take advantage of such insurance by adding such suppliers to potential lawsuits against Vista. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect Vista.

         Generally speaking, the policy of Vista's operating subsidiaries are to require that ophthalmologists who perform laser procedures by use of Vista's LVC equipment maintain their own professional liability insurance. At a future date, Vista intends to explore the availability and cost of obtaining umbrella coverage with respect to any malpractice claims relating to procedures performed by use of its equipment and LVC Services and of obtaining errors and omissions coverage with respect to Vista's staff. There can be no assurance that Vista will be able to retain adequate liability insurance at reasonable rates, or that insurance or indemnification provided by health care providers will be adequate to cover claims asserted against Vista, in which event Vista's business may be materially adversely affected.

PROPRIETARY RIGHTS

         Vista has no licenses, patents, registered trademarks or registered copyrights except that it has filed trademark applications in the United States and Canada for the service mark "Vista Laser Centers".

COMPETITION

         The vision care industry is extremely competitive and includes numerous companies that are substantially larger than Vista and have greater financial, marketing and technical resources. Competitive factors which may affect market acceptance or revenues include regulatory requirements, performance, pricing, convenience and ease of use, success relative to alternative treatments and patient and general market acceptance.

         Vista competes with other surgical and non surgical forms of treatments for refractive disorders, including eyeglasses, contact lenses, manual refractive surgery (such as RK), corneal transplants and possibly new technologies under development. Eyeglass and contact lens use is expected to continue to be the most popular methods of treating refractive vision disorders for the foreseeable future due to low immediate cost and the avoidance of surgery. Notwithstanding certain limitations and possible disadvantages, RK surgical procedures are generally less expensive than LVC procedures and may remain competitive as an alternative to eyeglasses and contact lenses as a result of cost considerations. Vista also competes with other businesses formed since 1990 offering LVC facilities and support services in Europe, Canada and the United States. These businesses are pursuing a variety of strategies such as marketing directly to consumers through optical chains or affiliating their LVC services with hospitals and physician group practices. Vista is also likely to compete with hospitals, hospital affiliated group entities, group practices and private ophthalmologists that may elect to purchase refractive laser systems.

         Manufacturers of excimer lasers may be primary competitors, either directly through marketing subsidiaries or indirectly through strategic partnerships with third parties. Summit is reportedly engaged in developing a network of refractive laser surgery clinics through a marketing subsidiary named Refractive Centers International, Inc. Other companies that compete or have announced an intent to compete in the U.S. market for laser vision correction include, among others, Laser Vision Centers, Inc. (which has previously operated PRK centers in Europe and Canada), the Beacon Eye Institute Inc. (a subsidiary of Hawker-Siddeley Canada Inc.), Vision International, Inc., (which operates PRK clinics in Mexico, Finland and Argentina), LaserSight Centers, Inc. and Sight Resource Corporation.

EMPLOYEES

         Vista's European subsidiaries employ 5 persons at Vista-Italy and 5 persons at Vista-Sweden. Vista's employs two persons at its corporate headquarters, including its President, and Vista plans to hire a third person at its corporate office to manage administrative affairs.

         Vista's principal office is located at 1250 Oakmead Parkway, Suite 210, Sunnyvale, CA 92086. Vista and its subsidiaries do not own any real property. The following table summarizes information as to facilities utilized by Vista and its subsidiaries:

                                                                         Lease Expiration
   Location                              Use                             Date and Size
   --------                              ---                             -----------------
UNITED STATES FACILITIES:
   VISTA TECHNOLOGIES INC.
   Sunnyvale, CA                         Corporate office                Month to Month;
                                                                         266 square feet

EUROPEAN FACILITIES:
   VISTA VISION SPA
   Milan Center                          PRK Surgical center             January 1997;
   Milan, Italy                                                          430 square feet

   Pisa Center:                          PRK Surgical center             February 1999;
   Pisa, Italy                                                           480 square feet
                                                                         (renewed every 3 years unless notice
                                                                         given 6 months in
                                                                         advance)

   Rome Center:                          PRK Surgical center             November 2000
   Rome, Italy                                                           1,600 square feet

   VISTA VISION SCANDINAVIA AB
   Klara Clinic                          PRK Surgical center             Sept 30, 1996; 280 square feet
   Stockholm, Sweden                                                     (renewed unless notice given 9
                                                                         months in advance)

   Malmoe, Sweden                        PRK Surgical center             May 15, 1998
                                                                         [Space controlled by joint
                                                                         venture partner, the Gustav
                                                                         Adolf clinic] (renewed every
                                                                         3 years unless notice given 12
                                                                         months in advance)

AGREEMENTS BETWEEN VISTA AND THE COMPANY

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Vista (the "Stock Purchase Agreement") providing for 200,000 newly issued shares of Vista's Common Stock to be sold to the Company for a cash price of $500,000 or $2.50 per share.

         On March 1, 1996, the Company also entered into another Agreement with Vista (the "Exchange Agreement"). Under the Exchange Agreement, Vista agreed to deliver 2,060,000 newly issued shares of Vista's Common Stock plus 500,000 Class C Common Stock purchase warrants ("Class C Warrants") to the Company at an agreed value of $5,150,000, or $2.50 per share of Common Stock (assuming no value is allocated to the Class C Warrants). In exchange, Vista will receive from the Company (i) an interest-free note due in six months in the principal amount of $750,000 and (ii) 200,000 restricted shares of common stock in Technical Chemicals and Products, Inc. ("TCPI"). As additional consideration for these transactions, the Exchange Agreement grants the Company an option exercisable at any time on or before September 30, 1996 to purchase up to an additional 250,000 newly issued shares of Vista's Common Stock at an option exercise price of $2.50 per share in cash (the "Six Month Option").

         The 500,000 Class C Warrants issuable to the Company under the Exchange Agreement each represent the right to purchase one (1) share of Vista's Common Stock during the month of February 1997 and/or the month of February 1998, and expire thereafter to the extent not exercised. In each instance, the exercise price per share will be determined by the average of the quoted closing prices for the Vista Common Stock in the over-the-counter market during the month of January immediately preceding the date the Class C Warrants or any portion thereof are exercised, except that the Class C Warrant exercise price per share will not in any event exceed $10.00 per share of Common Stock. The exercise price and number of shares issuable on exercise of Class C Warrants are subject to adjustment in certain events to prevent dilution in the event of any subsequent stock split, stock dividend, reclassification or recapitalization affecting the outstanding Common Stock as a class.

         The TCPI shares were acquired by the Company when it sold substantially all of its operating assets to TCPI for an aggregate of 786,214 TCPI shares plus the satisfaction of Company debt of $5,000,000 by TCPI. The $750,000 note issued to Vista under the Exchange Agreement was paid by the Company from the proceeds of the sale of TCPI shares by the Company which occurred in April 1996.

         Effective as of March 1, 1996, and pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"), three stockholders of Vista, Therapeutic Patch Research N.V. ("TPR"), Saliva Research Limited ("SRL") and Westcliff Partners Inc. ("WPI"), agreed to transfer an aggregate of shares of Vista's outstanding Common Stock currently owned by TPR, SRL and WPI to the Company in exchange for an aggregate of 4,500,000 newly issued ordinary shares of the Company in a privately-negotiated transaction.

         All of the transactions contemplated by the Stock Purchase Agreement, the Exchange Agreement and the Share Exchange Agreement were consummated prior to March 31, 1996.

         Based upon information available to the Company,(1) Vista has approximately 6,706,104 shares of Common Stock currently outstanding, including the 2,260,000 shares of Common Stock issued by Vista to the Company as described above. As a result of the closing of the agreements described above, the Company owned directly 3,160,000 of the then outstanding Vista Common Stock, representing approximately 61.3% of the total Vista Common Stock outstanding. The Company intends to maintain its direct ownership of the voting capital stock in Vista so that the Company has the ability to control the election of directors and to influence the management and policies of Vista.

         Under the Exchange Agreement, Vista has agreed to enter into a registration rights agreement upon closing that agreement. The registration rights agreement will grant the Company certain "piggy-back" registration rights in the event Vista files registration statements covering offerings of its securities under the Securities Act of 1933. In addition, the Company will have the right on three occasions after March 31, 1997 to demand that all or a portion of Vista's Common Stock held by the Company as a result of the Stock Purchase Agreement, the Exchange Agreement and issuable upon exercise of Class C Warrants and/or the Six Month Option be registered for the account of the Company under the Securities Act of 1933. Any such registration of Vista Common Stock for the account of the Company will be at the expense of the Company.

         Murray D. Watson, has served since July 1993 as Chairman of the Board, Chief Executive Officer and a director of the Company. He has been also a director of Vista since January 31, 1994. On February 16, 1996, Mr. Watson was elected Vice Chairman of the Board of Vista and Kenneth G. Howling, Vice President and Chief Financial Officer of the Company, was elected Treasurer and Chief Financial Officer of Vista. In each case, their election as Vista officers was subject to a condition that definitive agreements for the contemplated transactions between Vista and the Company be executed, which events occurred on March 1, 1996.

CHANGES IN OFFICERS AND DIRECTORS

         Robert L. Ferrara resigned as Vista's Chief Financial Officer on April 14, 1995; Drago A. Cerchiari (elected as Vista's President and Chief Executive Officer on January 15, 1995) resigned as Vista's President and Chief Executive Officer on June 1, 1995; and G. Lennart Perlhagen resigned as Vista's Chairman on June 1, 1995 and as a director of Vista on July 4, 1995.

         Pending the selection of permanent replacements, on June 9, 1995 Vista elected Jac. J. Lam as a director and the acting President and Chief Executive Officer of Vista, and elected Theodore J. Mayer as the acting Treasurer and Chief Financial Officer of Vista. Both of these individuals devoted part-time services to Vista in these capacities. On February 16, 1996, Mr. Lam and Mr. Mayer were replaced as executive officers of Vista.





- --------------------

1. Based upon 2,650,104 shares of Vista's Common Stock outstanding, as reported in the Vista's Quarterly Report on Form 10-QSB for the period ended December 31, 1995, as adjusted for (i) the redemption of 4,000 redeemable shares pursuant to the exercise of a put option on February 1, 1996, (ii) Vista's commitment to issue an additional 1,700,000 shares to four Vista Laser Centers in formation, (iii) the 2,260,000 shares issued to the Company by Vista described in the text above, and (iv) 100,000 sold in a private placement.

         Mr. Malcolm J. Rowe, a director of Vista since January 31, 1994, died on February 14, 1996. This temporarily left Vista's Board of Directors at two persons, Jac. J. Lam and Murray D. Watson.

         At a meeting of the Board of Directors on February 16, 1996, the number of directors to constitute the full Board was expanded to a total of five members, and three new Board members were elected. The new Board members elected on February 16, 1996 include Dr. J. Charles Casebeer, Dr. Donald G. Johnson and Thomas A. Schultz.

         Vista also elected new executive officers on February 16, 1996. Dr. Donald G. Johnson was elected as Chairman of the Board and Thomas A. Schultz was elected as Vista's President and Chief Executive Officer. Murray D. Watson, a director of Vista since January 31, 1994, was elected Vice Chairman of the Board, and Kenneth G. Howling was elected Treasurer and Chief Financial Officer.

         The following set forth certain information as to the current officers and directors of Vista after giving effect to the above changes:

              Name                             Age      Position
              ----                             ---      --------
         Donald G. Johnson, M.D.                56      Chairman of the Board; Director
         Murray D. Watson                       52      Vice Chairman of the Board; Director
         Thomas A. Schultz                      45      President and Chief Executive Officer; Director
         J. Charles Casebeer, M.D.              57      Director
         Jac. J. Lam                            46      Director
         Kenneth G. Howling                     38      Treasurer and Chief Financial Officer
         William M. Curtis                      55      Secretary

         Dr. Donald G. Johnson was elected Chairman of the Board and a director of Vista on February 16, 1996. Dr. Johnson is an ophthalmologist actively practicing in Canada; as of December 31, 1995 he had successfully treated approximately 7,400 eyes with excimer laser procedures. Dr. Johnson also developed the proprietary Johnson transepilthelial multi-zone, multi-pass PRK procedure ("TMM PRK") which provides for a much smoother ablation zone, thus substantially reducing glare and central islands, which are side effects sometimes encountered in standard PRK procedures.

         Dr. Johnson received his M.D. degree from the University of Western Ontario, served his internship at Toronto Western Hospital, his general surgery residency at Shaughnessy Hospital, Vancouver, British Columbia, and his ophthalmology residency at the University of British Columbia. His post graduate accomplishments include certifications in the United States for radial keratotomy (1984), epikeratophakia (1986), advanced corneal transplantation
(1987), small incision cataract and advanced phacoemulsification (1990) and excimer laser PRK and PTK (1990) and certification in Germany for non freeze B.S.K. method of lamellar keratoplasty (1988).

         Dr. Johnson has practiced in New Westminster, British Columbia continuously since 1969, first participating in a group practice for general ophthalmology from 1969 to 1981, then as a solo practitioner from 1981 to 1985. After having performed the first RK procedure in British Columbia on July 4, 1985, he established the London Place Eye Centre in New Westminster as an outpatient medical and surgical eye center in November 1985 where he still practices. London Place Eye Centre was the first non-hospital surgical center to be certified in British Columbia in 1989. Dr. Johnson operated a secondary consultant office in Langley, British Columbia from 1972 to 1988, and from 1970 to the present serves as Director and Chief Consultant of Ophthalmology Clinics for the Yukon Territory. He was the first person in British Columbia to perform an epikeratophakia procedure (1987), to implant a bifocal intraocular lens (1989), to utilize excimer laser surgery (1990), and to correct hyperopia with a holmium laser (1994). Since 1992, when he performed eye surgery on the first United States ophthalmologist to receive excimer laser treatment, Dr. Johnson's excimer laser patients have included 14 physicians. Dr. Johnson has received special awards as a Medical Advisor to Bausch & Lomb, Cooper Vision and CIBA Pharmaceuticals. He has published 16 articles and conducted 11 clinical investigation studies in the field of ophthalmology, including clinical investigations of the VISX 20/20 and Nidek BC-5000 excimer lasers and the Sunrise holmium laser. Dr. Johnson has been affiliated with St. Mary's Hospital, Royal Columbian Hospital and Surrey Memorial Hospital since 1969 and Whitehorse General Hospital since 1970. He is a member or fellow of various professional societies, associations and special committees including, among others, the College of Physicians and Surgeons (Canada), the Canadian Ophthalmological Society, the American Academy of Ophthalmology and the International Society of Refractive Keratoplasty.

         Dr. J. Charles Casebeer was elected a director of Vista and its Chairman of the Board on October 16, 1995. Dr. Casebeer is an ophthalmologist actively practicing in the United States and his experience since 1983 includes over 10,000 refractive procedures and the education of more than 3,200 Mds worldwide in various refractive procedures ranging from radial keratotomy ("RK") to PRK and laser assisted in situ keratomileusis ("LASIK").

         Dr. Casebeer received his B.A. degree from Harvard University, his Doctor of Medicine degree from the University of Southern California School of Medicine, served his internship at the Medical College of Virginia, his residency in ophthalmology at Stanford University Medical Center, and currently holds professional licenses in the States of Arizona, California and Utah.
From 1965 to 1968, Dr. Casebeer served as a Medical Officer in the United States Air Force. He received his Ophthalmology Board Certification from the American Board of Ophthalmology in 1972 and was certified for cataract/implant surgery by the American Board of Eye Surgery in 1990.

         Dr. Casebeer has been engaged in private practice from 1971 to the present time, including associations with the Northern Arizona Bye Clinic, Ltd. Outpatient Surgery Center, Flagstaff, Arizona from 1971 to July 1994, where he served as President and Medical Director; Northern Arizona Eye Clinic, Ltd., Scottsdale, Arizona from 1992 to May 1994; the J. Charles Casebeer Laser/Refractive Surgery Center Ltd., Scottsdale, Arizona from May 1994 to August 1994; and Casebeer Eye Centers, Ltd., Scottsdale, Arizona from August 1994 to the present. His experience in keratorefractive surgery dates from 1983 to the present, and includes more than 6,000 cases. From 1987 to the present, Dr. Casebeer has served as a Course Director in RK technique and practice development and in automated lamellar keratoplasty ("ALK") at numerous courses and symposiums throughout the United States, Europe, Africa, South America, Australia and Asia. Since 1992, he has been a Clinical Professor for the University of Utah Department of Ophthalmology, and he held a hospital appointment with the Flagstaff Medical Center, Flagstaff, Arizona, where he served as Staff President in 1977. Dr. Casebeer has lectured extensively throughout the United States and the world since 1989 at over 150 seminars, courses and symposiums on various refractive surgery topics including, among others, RK, ALK and LASIK procedures. He has authored four books or book chapters on refractive surgery, has 16 articles published in peer-reviewed medical journals, and since July 1993 has authored a monthly ocular surgery news column entitled "The Comprehensive Refractive Surgeon" in Ocular Surgery News. Dr. Casebeer received the United States Air Force Commendation Medal in 1966 and the Citizen's Public Medal of Valor from the Arizona Department of Public Safety in 1991.

         Thomas A. Schultz was elected a director, President and Chief Executive Officer of Vista on February 16, 1996. Mr. Schultz was a director and employee of Chrystallume, Inc., from 1986 to January 16, 1996 and served as its Chairman of the Board and Chief Executive Officer from April 15, 1993 until October 15, 1995. Chrystallume, a publicly-held company, produces diamond film for electronic and industrial applications. From 1983 to 1986, Mr. Schultz served as Corporate Vice President of Dole Food Co. (formerly Castle and Cooke, Inc.), a consumer foods company. From 1979 to 1983, he was a staff member of Booz, Allen & Hamilton, an international business consulting firm. Mr. Schultz holds a B.E.S. degree in Operations Research from John Hopkins University and an M.B.A. from Harvard Business School. Mr. Schultz has been nominated to serve on the Board of Directors of Synergistic Holdings Corp. (formerly named Dickinson Holding Corp.), a publicly-held company.

         Jac. J. Lam was elected a director, President and Chief Executive Officer of Vista on June 9, 1995. Mr. Lam, a resident and citizen of The Netherlands, has served since 1979 as President and the Managing Director of Multibreen B.V., a company founded and owned by Mr. Lam. Multibreen B.V. specializes in temporary assignments providing services in the fields of interim management, mergers and acquisitions, international tax advice, and financial and corporate services; it also manages portfolio investments for a wide range of clients. Mr. Lam is a chartered accountant and a member of the Association of Chartered Accountants, whose career in professional advisory services includes tax, audit, financial advisory and administration services. Prior to founding Multibreen B.V. in 1979, he served as a senior auditor with the accounting firm of Dijker & Doornbos in 1969 and 1970 and with Price Waterhouse from 1971 to 1973. Mr. Lam was the Director of Finance, European Operations, for Oriflame International Corporation in 1974, a Swedish company active in the field of health care and cosmetic products. In 1975, he co-founded Scheffers Boulnois & Partners B.V., a firm specializing in international auditing, accounting and tax consulting services, which grew from three partners to a staff of 65 employees at the time Mr. Lam sold his interest in 1979. Mr. Lam is fluent in four languages and has written several papers and is a frequent speaker for the English Business Club in the Netherlands.

         Murray D. Watson. Mr. Watson was elected a director of Vista on January 31, 1994 and Vice Chairman of the Board on February 16, 1996. He has served as Chairman of the Board, Chief Executive Officer and a director of the Company, since July 1993 and as a director of Technical & Chemical Products, Inc., a publicly-traded company, since November 1995. The Company was engaged in the research and development of both advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business recently sold by the Company in late 1995 to Technical & Chemical Products, Inc. Prior to July 1993, Mr. Watson had been the President and Chief Operating Officer of the Company's predecessor, Medipro Sciences Limited, from November 1987. Mr. Watson has over 25 years of experience in the international health care industry, including Vice President, Picker International, Inc.; President, Odyssey, Inc.; and General Manager, American Hospital Supply Corp. of Canada. As president since 1985 of the M.D.W. Group, Inc., a privately owned merchant banking company, he has managed a broad spectrum of business ventures. Mr. Watson received his B.A. Science in Civil Engineering in 1965 from the University of Toronto and his M.B.A. in 1971 from York University, Toronto, Canada.

         Kenneth G. Howling. Mr. Howling was elected Treasurer and Chief Financial Officer of Vista on February 16, 1996. He has served from November 8, 1993 until the present time as Vice President of Finance and Chief Financial Officer of the Company. From June 1988 until November 1993, Mr. Howling was employed by Roberts Company Canada Limited in the capacities of corporate Secretary and Controller from June 1998 until May 1991 and as General Manager from June 1991 until November 1993. Prior to June 1988, he was employed for ten years in financial and general management positions with Smith Kline Beecham, Bancard Allergy Laboratories, McGraw Edison and Price Waterhouse. Mr. Howling has been involved in acquisitions, corporate restructuring, cash flow management, human resource management and management information systems. He received a Certified Public Accountant license from the State of New Jersey in 1987 and holds a B.A. degree in Accounting from Upsala College in East Orange, New Jersey.

         William M. Curtis. Mr. Curtis was elected corporate Secretary of Vista in October 1994 Mr. Curtis has been principally engaged in a private law practice in Southern California since 1976 specializing in corporate, merger and acquisition, finance and securities matters.

         There is no family relationship between any of Vista's directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

         The Board of Directors currently has two committees, the Stock Option Committee and the Compensation Committee. The Stock Option Committee is responsible for granting options under Vista's stock option plans, establishing the terms and conditions of options granted under those plans, and administering stock options. The

Compensation Committee is responsible for reviewing and reporting to the Board on the recommended compensation for Vista's executive officers. Messrs. Lam and Watson currently serve as members of both the Stock Option Committee and the Compensation Committee.

EMPLOYMENT AGREEMENT WITH THOMAS A. SCHULTZ

         Vista has entered into a written employment agreement dated as of January 31, 1996 with Thomas A. Schultz, its recently elected President and Chief Executive Officer. The employment agreement with Mr. Schultz is for a term of 36 months from January 15, 1996 and is renewable thereafter on a year-to-year basis unless either party provides at least 60 days prior notice of termination before the expiration of its original term or any renewal term. The agreement provides for an annual base salary of $150,000, participation in group benefit programs, payment of his existing insurance premiums for long-term disability and life insurance for the initial 12 months of the agreement, and an amount not exceeding 7 1/2% of his base salary for personal benefit expenses relating to Mr. Schultz and his family members as he shall determine. Mr. Schultz is eligible to receive an annual performance bonus of up to 100% of his annual base salary based upon achievement of Vista goals to be determined by the Board of Directors. In addition, he is entitled to a cash bonus of $75,000 upon the filing of the two registration statements for public offerings by Vista (one of which may be an initial public offering proposed by Vista Laser Centers of the Southwest, Inc., currently in preparation). Mr. Schultz's employment agreement further provides he is entitled to severance benefits if his employment is involuntarily terminated, other than for cause (as defined in the agreement), death or disability, equal to (i) a lump-sum payment equal to his annual base salary, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. Mr. Schultz is required to devote his full business time to the affairs of Vista except for such investment, business, professional and continuing education activities that do not interfere with the performance of his duties as Vista's President and Chief Executive Officer. The employment agreement contains confidentiality and non-competition provisions in favor of Vista.

GRANT OF STOCK OPTIONS

         On February 6, 1996, Vista amended its 1994 Stock Option Plan (the "1994 Plan") to increase the number of shares covered by the 1994 Plan from 150,000 shares to a total of 1,900,000 shares of common stock. The amendment of the 1994 Plan is subject to approval by stockholders of Vista within one year from the date of Board authorization for the amendment.

         On February 15, 1996, Vista granted stock options under the 1994 Plan covering an aggregate of 1,650,000 shares of its common stock to 11 persons. All of these options are exercisable at a price of $2.50 per share, which in the opinion of the Board was not less than the fair market value of Vista's common stock on that date. A portion of these options covering 633,000 shares will vest and may be exercised only after the 30th trading day (whether or not consecutive) following the date of grant on which the closing price for Vista's common stock price equals or exceeds $10.00 per share. The remaining options will vest and may be exercised in 12 equal quarter-annual installments commencing on May 15, 1996 subject to the optionee's continued employment by, or active service as a director or consultant for, Vista at the time each installment vests. Each option is for a term of five years subject to possible earlier termination in accordance with provisions of the 1994 Plan.

         The following table summarizes certain Vista information as to stock options granted from February 15, 1996 to March 31, 1996:

                                                  Number     Terms of      Option Price     Expiration
                Name of Optionee               of Shares      Exercise      Per Share (a)      Date
                ----------------               ---------      --------      -------------   ----------
         Donald G. Johnson, M.D. (b)              60,000       (d)             $2.50           2/15/01
         Trident Management Inc. (e)             150,000       (c)             $2.50           2/15/01
         Trident Management Inc. (e)             150,000       (d)             $2.50           2/15/01
         Thomas A. Schultz (b)                   150,000       (c)             $2.50           2/15/01
         Thomas A. Schultz (b)                   150,000       (d)             $2.50           2/15/01
         J. Charles Casebeer, M.D. (f)            60,000       (d)             $2.50           2/15/01
         Jac. J. Lam (f)                         150,000       (c)             $2.50           2/15/01
         Jac. J. Lam (f)                         150,000       (d)             $2.50           2/15/01
         Kenneth G. Howling (g)                  100,000       (d)             $2.50           2/15/01
         Nine (9) other persons                  516,000       (d)             $2.50           2/15/01

                 ---------------------------------------------

         (a) Represents not less than fair market value at date of grant as determined by the Board of Directors.
         (b)     Executive officer and director of Vista.
         (c) Exercisable after the 30th trading day (whether or not consecutive) following date of grant on which the closing price for Vista's common stock price equals or exceeds $10.00 per share.
         (d) Exercisable in 12 quarter-annual installments commencing on May 15, 1996, each installment vesting 1/12 of the total shares subject to the option.
         (e) Corporate nominee of Murray D. Watson, a director and executive officer of Vista.
         (f)     Director of Vista.
         (g)     Executive officer of Vista.

         After giving effect to the above stock options grants, options covering a total of 1,683,000 shares are outstanding under the 1994 Plan, no options have been exercised under the 1994 Plan, and options remain available for future grant as to 217,000 shares.

VISTA VISION INTERNATIONAL LTD. (UNITED KINGDOM)

         Vista Vision International Ltd. ("Vista-UK"), formed in July 1992, owned a 50% interest in Precision Laser Bye Centres Ltd., a joint venture with Optika Holdings Limited formed in June 1993, which owned and operated an excimer laser eye surgical clinic in London, England. G. Lennart Perlhagen, President and Chief Executive Officer of Vista from February 1994 to January 15, 1995, served as the managing director of Vista-UK since its organization. Vista purchased all of the capital stock of Vista-UK and approximately pound sterling 24,000 of advances to Vista-UK from an unaffiliated third party under an agreement dated March 31, 1994. The consideration paid by Vista included $134,000 in cash (U.S. funds) and 250,000 shares of Vista's common stock issued to the seller, Laser Technologies (Jersey) Ltd.

         In June 1995, Vista closed the operations of Vista-UK and Precision Laser Eye Centres Ltd. due to their unprofitable history, a change in business strategy of the joint venture partner and extremely competitive market conditions in London.

ABANDONMENT OF PROPOSED ACQUISITION OF MEDICAL DEVELOPMENT RESOURCES, INC.

         MDRI is a privately-held Delaware corporation engaged in research and development of a proprietary production process for the manufacture of scalpels and other cutting instruments from natural obsidian and/or an obsidian formulation. MDRI owns 100% of two operating subsidiaries, KMI I, Inc. ("KMI") which designs, manufactures and markets precision surgical instruments and related products, and Micra Instruments Limited ("Micra"), a company formed by MDRI in July
1993 to purchase the assets of a business involved in design, development, manufacturing and marketing of titanium microsurgical instruments for ophthalmology and neurosurgery.

         As previously reported in Vista's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 and Reports on Form 10-QSB for the quarterly periods ended June 30, 1995 and September 30, 1995, Vista engaged in a series of transactions and proposed transactions relating to investments in MDRI and its subsidiaries from April 1994 through June 1995. Vista wrote-off all of its investment in MDRI and loans advanced for MDRI's account, aggregating $5,643,000, as of March 31, 1995.

         Initial Investment by Vista

         On April 1, 1994, Vista entered into an agreement with Obsidian Research NV., an unaffiliated partnership, to acquire 715,563 shares of MDRI common stock and warrants to purchase up to 601,073 shares of MDRI common stock exercisable at $6.60 per share until December 31, 1996. The purchase price paid by Vista for these MDRI securities consisted of 200,000 shares of Vista Common Stock and 200,000 Vista Class A Warrants. The MDRI common stock and warrants were originally acquired by Obsidian Research N.V. at a cost of $1,125,000 in February 1993. Vista's purpose in acquiring this interest in MDRI was to establish a long-term relationship with the KMI subsidiary for future access to U.S. ophthalmologists.

         Additional Investments in May 1994

         On May 5, 1994, Vista entered into a Stock Purchase Agreement (the "May 1994 Stock Agreement") with six individuals who were principal stockholders of MDRI and included certain members of MDRI and KMI's management (the "MDRI Management Stockholders"). Under the May 1994 Stock Agreement, Vista purchased 1,000,000 newly issued shares of MDRI common stock from MDRI on May 6, 1994 for $1,250,000 in cash and acquired 1,000,000 shares of MDRI common stock from the MDRI Management Stockholders in exchange for $2 million in principal amount of non-interest bearing promissory notes due on December 31, 1994. At the time of this investment, MDRI's management projected MDRI would generate net income for fiscal 1994 of at least $900,000 and there was proposed an initial public offering of MDRI securities in which Vista would participate as a selling stockholder.

         Concurrent with the closing of the May 1994 Stock Agreement, seven foreign private investors purchased an additional 1,000,000 shares of MDRI common stock from the MDRI Management Stockholders for $2 million in non-interest bearing promissory notes due in ten equal bi-weekly installments from July 5, 1994 through November 9, 1994. Under separate agreements on May 24, 1994, Vista acquired these 1,000,000 MDRI shares from the seven foreign investors in exchange for 200,000 shares of Vista common stock and 100,000 Vista Class A Warrants (all of which Vista shares and warrants were subsequently cancelled, as described below). With the consent of the MDRI Management Stockholders, Vista common stock issued to the seven foreign investors were substituted as a collateral pledge to secure obligations of the foreign investors on their non-interest bearing notes to the MDRI Management Stockholders.

         Under the MDRI Stock Agreement, three of the MDRI Management Stockholders deposited an additional 315,000 shares of MDRI common stock in escrow to be transferred to Vista if MDRI's consolidated net income for the fiscal year ended December 31, 1994 did not equal or exceed $900,000. MDRI's consolidated net income for such period did not reflect profitable operations.

         In July 1994, Vista was advised that the seven foreign investors were unable at that time to make payment of the installments due on their $2 million in notes to the MDRI Management Stockholders. As an accommodation to the MDRI Management Stockholders, during July and August 1994 Vista prepaid $600,000 in principal amount of Vista's $2 million note obligations otherwise maturing on December 31, 1994 to the MDRI Management Stockholders.

         Exchanges with TNC Media, Inc.

         Under an agreement dated October 11, 1994, MDRI transferred 435,666 shares of common stock in TNC Media, Inc. ("TNC") to TNC in exchange for the forgiveness of $450,000 in principal and $56,140 of accrued interest due from MDRI and KMI to TNC and for the cancellation of 155,000 shares of MDRI common stock then held by TNC. As a consequence of the cancellation of these shares, Vista's percentage ownership of MDRI capital stock increased from 52.41% to approximately 53.48%. In consideration of this increase in Vista's ownership of MDRI, TNC received from Vista redeemable Class B warrants to purchase up to 31,000 shares of Vista common stock exercisable at $10.00 per share at any time through October 11, 1999 unless earlier called for redemption. Vista has the optional right of calling the Class B warrants for redemption if the Vista common stock issuable upon exercise of Class B Warrants have been registered for sale under the Securities Act of 1933 and if Vista common stock is traded in the NASDAQ over-the-counter market or on a national securities exchange and the closing sale price is $22.50 per share or more for at least 20 consecutive trading days on the date Class B Warrants are called for redemption.

         During December 1994, Vista acquired 778,777 shares of MDRI common stock (representing approximately 11.2% of the MDRI shares then outstanding) from TNC in exchange for 155,755 shares of Vista common stock in order to increase its voting position in MDRI. Vista demanded that MDRI call an annual meeting of its stockholders to elect directors, but this demand was ignored by MDRI.

         As a result of the above transactions, Vista owned 4,809,340 shares of MDRI capital stock, or approximately 69.13% of the total then outstanding, at December 31, 1994. The MDRI Management Stockholders continued to manage MDRI and its subsidiaries and controlled the policies and operations of MDRI and its subsidiaries.

         The December 1994 Reorganization Agreement

         In order to resolve certain disputes which arose between MDRI Management Stockholders and the seven foreign investors, on the one hand, and between MDRI Management Stockholders and Vista on the other hand, and in an effort to obtain control over the operating policies and management of MDRI and its subsidiaries, Vista entered into an Agreement and Plan of Reorganization with MDRI and the MDRI Management Stockholders dated as of December 15, 1994 (the "Reorganization Agreement") and amended in January and March 1995. In order to obtain access to historical financial records retained by independent public accountants for MDRI, Vista further agreed upon the closing of the Reorganization Agreement to assume $70,000 of MDRI's indebtedness to its independent public accountants and to guarantee an additional $70,000 of such indebtedness assumed by KMI. Vista advanced $40,000 of the funds contemplated by these obligations prior to closing the Reorganization Agreement as an accommodation to MDRI and KMI.

         Due to problems observed by Vista during its due diligence review of the operations and reported financial condition of MDRI and its subsidiaries, the original closing contemplated by the Reorganization Agreement was postponed pending a renegotiation of certain terms and provisions of the Reorganization Agreement.

         Vista also extended an exchange offer to the holders of certain MDRI notes and warrants as required by the Reorganization Agreement, subject to the initial closing of the Reorganization Agreement. The Reorganization Agreement further provided for a proposed merger later in 1995 of MDRI with a wholly-owned subsidiary of Vista.

         Exchange Agreement for Loan to Micra

         In June 1995, Quintillion B.V., an affiliate of Vista's then acting President, Jac. J. Lam, advanced the sum of $100,000 to Micra Instruments Ltd. for working capital to sustain its operations in exchange for a 15% debenture issued by Micra. The 15% debenture is for a term of six months and payable thereafter on three months written notice and secured by a fixed and floating charge on the assets of Micra. In consideration of this financial accommodation, Vista entered into an Exchange Agreement with Quintillion B.V. which grants Quintillion the right to exchange the 15% Micra debenture for shares of Vista's common stock at an exchange price of $1.25 per share of Vista common stock.

         Termination and Rescission of Agreements Relating to MDRI

         Following the failure of MDRI and the MDRI Management Stockholders to comply with conditions set forth in the Reorganization Agreement and the inadequacy of MDRI's financial records, Vista elected on July 7, 1995 to terminate all obligations on its part under the Reorganization Agreement and advised MDRI and the MDRI Management Stockholders that Vista was further rescinding all transactions with the MDRI Management Stockholders contemplated by the May 1994 Purchase Agreement including all obligations under promissory notes previously issued by Vista. The reasons given by Vista for these actions included Vista's allegations of fraud, intentional misconduct and breach of fiduciary duties on the part of the MDRI Management Stockholders, misrepresentations of material facts by the MDRI Management Stockholders and MDRI, and failures in the timely performance of conditions precedent to Vista's obligations. Vista further demanded that the MDRI Management Stockholders make full restitution to Vista of $600,000 in cash previously paid by Vista to the MDRI Management Stockholders under notes issued pursuant to the May 1994 Stock Purchase Agreement.

         As a result of this action, all shares issued by Vista under the Reorganization Agreement and to seven foreign investors in exchange for Vista securities were cancelled and Vista returned to the MDRI Management Stockholders all certificates representing shares of MDRI common stock previously received by Vista except for 2,794,340 MDRI shares, believed to represent approximately 40% of MDRI's outstanding common stock, paid for in cash by Vista. Vista wrote-off all of its investment in MDRI and loans advanced for MDRI's account, aggregating $5,643,000 as of March 31, 1995.

OTHER TRANSACTIONS

         Transactions With Former Officers and Directors

         In June 1994, Vista engaged the services of Drago A. Cerchiari to render consulting services relating to financial and accounting matters, including identification of suitable candidates for the position of Vista's Chief Financial Officer. Vista issued 7,000 Class A Warrants in consideration of this agreement, and agreed to repurchase all or any portion of these Class A Warrants at the price of $5.00 per warrant. Mr. Cerchiari exercised his put option and the 7,000 Class A Warrants were cancelled in June 1995.

         Vista previously had employment agreements with: Robert L. Ferrara, who resigned as the Company's Chief Financial Officer on April 14, 1995; Drago
A. Cerchiari, who resigned as the Company's President and Chief Executive Officer on June 1, 1995; and G. Lennart Perlhagen, who resigned as the Company's Chairman on June 1, 1995.

         Under an agreement dated as of July 5, 1995, Vista issued 16,000 shares of its common stock to Mr. Perlhagen in payment of $80,000 of unreimbursed business expenses.

         Under an agreement dated as of June 1, 1995, Vista paid Mr. Cerchiari $8,740 in cash and issued 4,000 shares of common stock for reimbursement of a total of $29,000 of unreimbursed business expenses. Vista agreed that Mr. Cerchiari has the right to put the 4,000 shares of common stock to Vista after January 31, 1996 at a price equal to $20,260 plus interest from June 1, 1995 at the rate of 1% per month. Mr. Cerchiari exercised that option on February 1, 1996. Vista also issued 5,000 shares of common stock to Mr. Cerchiari under the June 1, 1995 agreement as a negotiated settlement for a one-time hiring bonus in his original employment agreement of January 15, 1995.

         Issuance of Shares for Expenses from June through December 1995

         During the period from June to December 1995, certain clients of Vista's then acting President, Jac. J. Lam, invested approximately $1,470,000 to sustain Vista's corporate operations during that period. These advances included approximately $700,000 for travel by the Company's officers and consultants and corporate office expenses in New York and Europe, approximately $ 100,000 in out-of- pocket advances for various expenses, and $670,000 in compensation paid for personnel assigned to support Vista's corporate activities and its program to establish various Regional Joint Ventures in North America under the "Vista Laser Centers" name. The $670,000 figure for personnel includes $200,000 paid or payable to Vista's then acting President, Jac. J. Lam, and $60,000 accrued for its then acting Treasurer and Chief Financial Officer, Theodore J. Mayer. Vista's Board of Directors agreed these charges should be billed at a flat negotiated rate of $ 1,470,000 and in December 1995 authorized the issuance of 925,000 shares of Vista's common stock in payment of these obligations. These shares are issuable to Therapeutic Patch Research, N.V. (300,000 shares), Saliva Research Ltd. (325,000 shares) and Westcliff Partners Inc. (300,000 shares). Mr. Lam acts as a managing director for Saliva Research Ltd. and Westcliff Partners Inc., but disclaims any beneficial interest in the securities held by those entities.

         Issuance of Shares to Directors or Their Nominees

         In December 1995, the Board of Directors authorized the issuance of 25,000 shares of Vista's common stock to each of its then three directors, Messrs. Jac. J. Lam, Malcolm J. Rowe and Murray D. Watson, or their nominees, as compensation for their continuing services as directors during the fiscal year ending March 31, 1996.

THE COMPANY'S MARKET MAKERS:            -       M.H. Meyerson
                                        -       Herzog, Heine & Goduld
                                        -       Mayer & Schweitzer
                                        -       Coastal Securities Limited

         As of May 15, 1996, 5,340,685 Ordinary Shares were eligible for sale under Rule 144, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two-year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of 1% of the Company's then outstanding Common Stock or the average weekly trading volume of such Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an "affiliate" of the Company.

         In connection with the Arca and the May 1995 private placement transactions described under the caption "Item 12. Certain Relationships and Related Transactions", the Company granted registration rights and has filed a Registration Statement with respect to the Ordinary Shares issued in those transactions.

         Except as described in the preceding paragraph, the Company has not granted any rights, or otherwise agreed, to register any shares of the Ordinary Shares of the Company under the Securities Act for any security holder.

         The Company has no present intention of publicly offering any shares of its Ordinary Shares.

HOLDERS

As of May 15, 1996, there were 197 record holders of the Company's Ordinary Shares represented by ADR's.

DIVIDENDS

A. Since inception, the Company has not paid any dividends on any of their respective shares of capital stock.

B. The Company does not foresee that it will have the ability to pay any dividends on its Ordinary Shares during the fiscal year ending February 28, 1997, nor does management have any present intention to
         pay any dividends in the foreseeable future.   It is management's
         intention to retain any earnings of the Company for future expansion and development purposes.

EMPLOYEES

         The Company retains a total staff of 3 individuals.

ITEM 2.          DESCRIPTION OF PROPERTY

         The Company leases an approximately 1,000 square foot office for administrative purposes on a month to month basis in Toronto, Ontario, Canada at a monthly rental of $1,640.

ITEM 3.          LEGAL PROCEEDINGS

         The Company is not involved in or aware of any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

                       PRICE RANGE OF THE COMPANY'S ADRS

         The Company's ADRs were traded on the NASDAQ Stock Market (Small Cap Market ["NASDAQ"]) and on the Boston Stock Exchange ("BSE") through August 16, 1995. Effective August 17, 1995, the ADRs were de-listed from NASDAQ and the BSE. The ADRs now trade on NASDAQ's OTC Bulletin Board. The Company's ADR's began trading on NASDAQ on March 1,1994. Set forth below is the closing bid and asking prices for the ADRs for the periods indicated:

PERIOD                                                        CLOSING BID              CLOSING ASK
- ------                                                        -----------              -----------

1994                                                        HIGH          LOW       HIGH          LOW
- ----                                                        ----          ---       ----          ---
First Quarter (March 2 thru March 31) . . . . . .           9           7 1/2       9 1/8         7 7/8
Second Quarter  . . . . . . . . . . . . . . . . .           6 7/8       4 5/8       7 1/4         5
Third Quarter . . . . . . . . . . . . . . . . . .           5           2           5 3/4         2 1/2
Fourth Quarter  . . . . . . . . . . . . . . . . .           2 7/8       1           3 1/2         1 3/8

1995                                                        HIGH          LOW       HIGH          LOW
- ----                                                        ----          ---       ----          ---
First Quarter . . . . . . . . . . . . . . . . . .           1 3/16      1           1             2 1/4
Second Quarter  . . . . . . . . . . . . . . . . .           1 5/8       1           1 5/8         1 1/8
Third Quarter (July 1 through August 16)  . . . .           1 7/8       1 1/16      2 1/8         1 1/8

1995                                                       CLOSING BID            CLOSING ASK
- ----                                                       ----------------------------------
Third Quarter . . . . . . . . . . . . . . . . . .           15/16                   1 3/8
Fourth Quarter  . . . . . . . . . . . . . . . . .           13/16                   1 3/8

1996
- ----
First Quarter . . . . . . . . . . . . . . . . . .           3/4                     1 3/16
Second Quarter (through June 4) . . . . . . . . .           5/8                     1 1/8


ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

BACKGROUND

         The operations of the Company were primarily those of its wholly owned subsidiaries PP Holdings, Inc. and Medipro Sciences Limited ("Medipro"). The Flora operation was acquired June 30, 1994 and is reflected in fiscal 1995 accordingly. The Medipro operation was significantly downsized after the acquisition of the assets of Flora, Inc. ("Flora") and officially ceased operations January 31, 1995. The operations of the Company were primarily those of Medipro for the first four months of fiscal 1995 and all prior years. On November 15, 1995 the Company sold substantially all of its assets to Technical Chemicals and Products, Inc. ("TCPI") for 786,214 shares of TCPI common stock. Operating results related to this business have been treated as discontinued operations in the consolidated financial statements. Accordingly, the financial statements for fiscal 1996 include a loss from the discontinued operations of approximately $2,600,000, and a gain on the sale of approximately

$16,400,000. See "Certain Transactions." The consolidated financial statements have been prepared in accordance with US GAAP.

RESULTS OF OPERATIONS
FISCAL YEARS ENDED FEBRUARY 29, 1996 AND
FEBRUARY 28, 1995

         As a result of the November 1995 TCPI transaction, the operations of the Company's subsidiaries, PP Holdings Inc. and Medipro, have been presented in the Company's Consolidated Statements of Earnings and Loss and Deficit as discontinued operations as per U.S. GAAP. The transaction with TCPI resulted in a gain of approximately $16,400,000 as the Company had previously written-off its acquired technologies and all research and development expenditures associated with these technologies. TCPI issued 786,214 shares of TCPI's common stock with a fair value of approximately $11,919,000 to the Company and also satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc.

         During the fiscal year ended February 29, 1996, the Company had revenue from discontinued operations of $469,055 versus nil for the previous year. These revenues were primarily due to feasibility studies conducted by the Company on behalf of third parties. The Company does not expect to have similar revenue in fiscal 1997.

         The loss from continuing operations in fiscal 1996 of $1,728,683 consists mainly of administration expenses of the Company during the year. Administration expenses of continuing operations of $1,798,524 increased by approximately $657,223 or 58% from 1995. This increase can be attributed to an increase in professional fees relating to the TCPI transaction and increased compensation expenses for the year relating to the anticipated dissolution of the Company, and proposed restructuring. Other income during the year of $64,321 was primarily derived from receipt of proceeds from the sale of certain securities. Interest income is down from 1995 by $36,865 or 76% to $11,698 due to lower cash balances being available for short-term investments during the year.

         The loss from operations of the discontinued business segment of $2,593,468 in fiscal 1996 consists mainly of operating expenses of the Company's subsidiary PP Holdings Inc. Within this amount is $1,164,681 in research and development expenses and $558,033 in administration and general expenses. In addition, $337,667 in interest on long-term debt was incurred during the year related to the $5,000,000 note satisfied by TCPI. The fiscal 1995 loss from operations of discontinued business segment of $11,698,353 for fiscal 1995 is $9,104,885 higher than the 1996 amount because of the unusual items charged in 1995's financial statements. These included the write-off of capitalized technologies, restructuring costs of Medipro and the write-off of a foreign currency translation amount, all totalling approximately $6,361,000.
In addition to these amounts, fiscal 1995 costs were higher due to higher research and development costs incurred of $2,355,515.

         For the year ended February 29, 1996 the Company has a net earnings of $12,090,676 or $1.50 per share (1995 - loss of $2.56). This net income in fiscal 1996 is due to the gain on the sale of assets to TCPI whereas the fiscal 1995 loss is attributable to the unusual items charged in fiscal 1995 listed above.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has relied upon private and public equity financing and internally generated cash flows, principally from the license and contract product development fees, to finance its operations.

         The increase in cash of $30,077 from February 28, 1995 to February 29, 1996 represents the net proceeds from private placement monies offset by cash requirement needs for the Company's operations, the purchase of fixed assets of approximately $51,000 and advances to Vista Technologies Inc. of $251,500.

         The Net income for the year of $12,090,676 included depreciation and amortization of $253,958, the gain on the sale of assets of $16,412,827 and a net change in non-cash working capital of $361,272. The Company's financing activities included net proceeds of $2,186,778 from private placements.

         Subsequent to year end, the Company sold 210,000 TCPI shares for net proceeds of $2,928,697, $750,000 of which was used to pay a loan to Vista as part of the consideration in the acquisition of Vista. As a result of this and as a result of the Vista transaction in which another 200,000 shares of TCPI were given to Vista, the Company currently owns 376,214 shares of TCPI. The fair value of such shares at June 10, 1996 is $4,843,755.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. The Company anticipates electing to continue its current accounting methodology regarding stock options granted to employees and will add the required additional footnote disclosures prescribed by SFAS No. 123. In addition, options granted to non-employees will have compensation expense associated with it, calculated in accordance with the new pronouncement.

ITEM 7.          FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

         See page F-1 through F-21 attached hereto for copies of the Company's audited consolidated financial statements through February 29, 1996.

         Audited Annual Consolidated Financial Statements:

                 February 29, 1996, and February 28, 1995.

         Unaudited Quarterly Financial Statements:

                 None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

NAME                            AGE                    TITLE
- ----                            ---                    -----
Murray D. Watson  . . . . .      51                    Chairman of the Board, Chief Executive Officer,
                                                       President and Director
Kenneth G. Howling  . . . .      38                    Vice President -- Finance and Chief Financial
                                                       Officer
Paul E. Heney . . . . . . .      37                    Secretary
Kevin J. Quinn  . . . . . .      54                    Director(1)
Jac. J. Lam . . . . . . . .      48                    Director(1)

- ----------------------
(1)      Member of the Audit, Compensation and Nominating Committees.

         All of the above persons have served in their respective capacities since July 30, 1993 with the following exceptions: Mr. Howling began his service on November 8, 1993, and Mr. Quinn and Mr. Lam became directors on March 15, 1996 and April 1, 1996, respectively. No director receives any compensation for his services as such.

         The function of the Audit Committee is to review significant financial and accounting issues, to review the services performed by, and reports of, the Company's independent auditors and to make recommendations to the Board of Directors with respect to these and related matters.

         The Compensation Committee is responsible for establishing and administering the Company's executive compensation programs. The Nomination Committee is responsible for making recommendations for vacancies on the Board of Directors.

MURRAY D. WATSON, B.A.SC., M.B.A., CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

         Mr. Watson became the Chairman of the Board and Chief Executive Officer of the Company on July 30, 1993. Prior thereto, he had been the President and Chief Operating Officer of Medipro Sciences Limited since November, 1987. He has over 25 years of experience in the international health care industry including Vice President, Picker International Inc., President, Odyssey Inc., and General Manager, American Hospital Supply Corp. of Canada. As President of the M.D.W. Group Inc., a privately owned merchant banking company since 1985, he has managed a broad spectrum of business ventures. Mr. Watson received his B.A.Sc., in Civil Engineering in 1965 from the University of Toronto and his MBA in 1971 from York University in Toronto, Canada. Mr. Watson is also a director of Technical Chemicals and Products, Inc. and is the Vice-Chairman of the Board of Vista. See "The Company" and "Certain Transactions".

KENNETH G. HOWLING, C.P.A., VICE PRESIDENT -- FINANCE AND CHIEF FINANCIAL
OFFICER

         Mr. Howling became the Vice President -- Finance and Chief Financial Officer of the Company on November 8, 1993. He served as the Corporate Secretary and Controller for Roberts Company Canada Limited from June 1988 until May 1991 and also served as General Manager from June 1991 to November 1993. Prior thereto, he spent 10 years in financial and general management positions including positions with Smith Kline Beecham, Bencard Allergy Laboratories, McGraw Edison, and Price Waterhouse. He has been involved in acquisitions, corporate restructuring, cash flow management, human resource management, and management information systems. Mr. Howling received his Certified Public Accountant license from the state of New Jersey in 1987 and his B.A. in Accounting from Upsala College in East Orange, New Jersey.

PAUL E. HENEY, B.SOC.SCI., LL.B., M.B.A., SECRETARY

         Mr. Heney became the Secretary of the Company on July 30, 1993. He is an attorney and has practiced in the Toronto, Ontario firm of Heney and Associates since 1991. Between 1985 and 1991 he worked with the Toronto law firm of Holden Day Wilson. He received his B.Soc.,Sci. in economics from the University of Ottawa in 1981, his LL.B. from the University of Ottawa in 1984 and his M.B.A. in 1985 from York University, Toronto.

KEVIN J. QUINN, LLM., DIRECTOR

         Mr. Quinn was elected a director of the Company in March 1996. He has been a practicing attorney in Los Angeles, California since 1969.

JAC. J. LAM, DIRECTOR

         Jac. J. Lam was elected a director, President and Chief Executive Officer of Vista on June 9, 1995. Mr. Lam, a resident and citizen of The Netherlands, has served since 1979 as president and the Managing Director of Multibreen B.V., a company founded and owned by Mr. Lam. Multibreen B.V. specializes in temporary assignments providing services in the fields of interim management, mergers and acquisitions, international tax advice, and financial and corporate services; it also manges portfolio investments for a wide range of clients. Mr. Lam is a chartered accountant and a member of the Association of Chartered Accountants, whose career in professional advisory services includes taxes, audit, financial advisory and administration services. Prior to founding Multibreen B.V. in 1979, he served as a senior auditor with the accounting firm of Dijker & Doornbos in 1969 and 1970 and with Price Waterhouse form 1971 to 1973. Mr. Lam was the director of Finance, European Operations, for Oriflame International Corporation in 1974, a Swedish company active in the field of health care and cosmetic products. In 1975, he co-founded Scheffers Boulnois & Partners B.V., a firm specializing in international auditing, accounting and tax consulting services, which grew from three partners to a staff of 65 employees at the time Mr. Lam sold his interest in 1979. Mr. Lam is fluent in four languages and has written several papers and is a frequent speaker for the English Business Club in the Netherlands.

EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company entered into a three (3) year management agreement commencing August 3, 1993 (the "TMI Agreement") with Trident Management Inc. ("TMI"). Mr. Watson is a minority shareholder of TMI.

         On February 28, 1994 the TMI Management Agreement was terminated save and except for the option provisions and a three-year employment agreement between the Company and Mr. Watson became effective. On January 22, 1996, the TMI Agreement was terminated, effective November 15, 1995. A new consulting agreement was entered into between the Company and TMI on February 27, 1996, effective November 16, 1995. The new agreement provides that TMI will provide general supervision of the day to day operations and provide consulting services with respect to the worldwide business and affairs of the company and designated Murray D. Watson, a minority shareholder of TMI, to serve as the Company's Chairman of the Board and Chief Executive Officer.

         The agreement provides for annual salary of $225,000 U.S., payable monthly. The annual base salary shall be increased annually at the rate of 10% per annum. TMI shall be entitled to receive an annual performance bonus payable in cash or by mutual agreement by equivalent equity in the amount equal to 100% of the gross annual base remuneration payable during the first year of the term thereof but only in the event that closing price of the Company's ADSs equals or exceeds U.S.$ 2.00 for any 21 day period (whether or not consecutive) prior to February 28, 1997. With respect to subsequent years, the bonus shall be in an amount agreed upon between the compensation committee of the Company's board of directors and TMI. If the Company terminates the agreement without cause, TMI will be entitled to receive severance payments in an amount equal to the greater of the amounts payable each year for the number of years or part thereof remaining under the contract or 12 months.

         On November 8, 1993, the Company entered into an employment agreement with Mr. Kenneth Howling for a term of three (3) years. On January 22, 1996, this agreement was terminated, effective November 15, 1995. Pinnacle Financial Corporation ("Pinnacle") and the Company entered into a new three year consulting agreement on February 27, 1996, effective November 16, 1995. Pinnacle is wholly-owned by Mr. Howling. The new agreement provides that Pinnacle will provide general supervision of the day to day financial operations and provide consulting services with respect to the worldwide business and affairs of the company and designated Kenneth G. Howling, its sole shareholder, to serve as the Company's Vice President of Finance and Chief Financial Officer.

         The agreement provides for annual salary of $125,000 U.S., payable monthly. The annual base salary shall be increased annually at the rate of 10% per annum. Pinnacle shall be entitled to receive an annual performance bonus payable in cash or by mutual agreement by equivalent equity in the amount equal to 100% of the gross annual base remuneration payable during the first year of the term thereof but only in the event that closing price of the Company's ADSs equals or exceeds US$2.00 for any 21 day period (whether or not consecutive) prior to February 28, 1997. With respect to subsequent years, the bonus shall be in an amount agreed upon between the compensation committee and the Company's board of directors. If the Company terminates the agreement without cause, Pinnacle will be entitled to receive severance payments in an amount equal to the greater of the amounts payable each year for the number of years or part thereof remaining under the contract or 12 months.

         Effective December 1, 1993, the Company entered into a consulting agreement with Dr. Joseph G. Masterson pursuant to which Dr. Masterson will provide the Company with consulting services including assistance in establishing strategic alliances. This agreement was terminated on January 22, 1996.

         Also on January 22, 1996, the employment or management agreements between the Company, Hooper & Associates of which Mr. Gary R. Hooper is the sole shareholder, Dr. Thomas S. Spencer and Dr. Vithal J. Rajadhyaksha were terminated. Mr. Hooper resigned as the President and Chief Operating Officer of the Company; Dr. Spencer resigned as the Executive Vice President and Chief Technical Officer of the Company; and Dr. Rajadhyaksha resigned as the Vice President - Pharmaceutical Development of the Company. These transactions were effective November 15, 1995. In connection with the termination of these agreements, as consideration for contractual obligations not met by the Company, services rendered, severance pay, accepting shares in lieu of cash as payment for salaries in fiscal 1996, the obligations of TMI, Hooper & Associates, Mr. Howling, and Dr. Spencer under promissory notes valued at $741,250 issued in August of 1995 with respect to the purchase of Ordinary Shares were deemed paid in full and TMI was issued 206,250 additional Ordinary Shares valued at $103,125. (See "Certain Transactions").

STOCK OPTION PLANS

         On July 30, 1993, and July 19, 1994, the Board of Directors adopted its 1993 and 1994 Share Option Plans (together, the "Plans"), the purpose of which is to provide the Company's employees, officers and directors with additional incentives to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's sustained growth and financial success depend.

         The Plans are administered by the Compensation Committee designated by the Board of Directors (the "Committee"), which is comprised of outside directors. The aggregate number of Ordinary Shares reserved for issuance under the 1993 Plan is 550,000 shares, while the aggregate number of Ordinary Shares reserved for issuance under the 1994 Plan is 150,000 shares. Options for a total of 685,000 shares were outstanding and have expired.

         On March 3, 1996, the following options to purchase Ordinary Shares were issued to the persons and entities listed below, all of which have terms of five years:

                                                    No. of Shares             Exercise Price
         Name                                      Subject to Option(1)          Per Share
         ----                                      -----------------          ---------------
Trident Management, Inc.  . . . . . . . . . .         350,000                    $0.50
Pinnacle Financial Corporation  . . . . . . .         250,000                    $0.50
S. Lynda Murtha . . . . . . . . . . . . . . .          33,334                    $0.50
Kevin J. Quinn  . . . . . . . . . . . . . . .          33,333                    $0.50
Paul E. Heney . . . . . . . . . . . . . . . .          33,333                    $0.50

All officers and directors as a group
(5 persons) . . . . . . . . . . . . . . . . .         700,000

- --------------------------

(1) These options shall vest only in the event that the closing price of the Company's ADS's equals or exceeds U.S. $2.00 in any 21 day trading period (whether or not consecutive) to the February 28, 1997.

         Options granted under the Plans are immediately exercisable. The exercise price of the options is determined by the Committee and will be at least 100% of the market price of the Ordinary Shares on the date the option is granted. No awards can be made under the Plans after August 2002. The term of any option will be determined by the Committee, provided that the term may not exceed ten (10) years from the date of grant. Unless otherwise expressly authorized by the Board, all options will terminate not more than ninety (90) days after termination of the option holder's employment or service with the Company (or one year after such termination because of death or disability). Under certain circumstances involving a change of control of the Company, the Committee may accelerate the exercisability and termination of the option.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 reporting persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

         The Company did not become subject to the Section 16(a) reporting requirements until March 1, 1995. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, subsequent to the end of the fiscal year ended February 29, 1996, all Section 16(a) filing requirements applicable to the Company's Section 16 reporting persons were satisfied.

ITEM 10.         EXECUTIVE COMPENSATION

         The following table sets forth in the prescribed format the compensation paid the Company's Chief Executive Officer and the executive officers of the Company who received total annual salary, bonus or other annual compensation in excess of $100,000 for services rendered in all capacities during the Company's last completed fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                        ---------------------------------------      --------------------------------

                                                                   Other Annual      Securities           All Other
                                         Salary        Bonus       Compensation    Underlying Options      Options

 Name and Compensation
 Principal Position             Year      ($)           ($)          ($)                (#)                  ($)
 -------------------------      ----    -------       -------      -------            -------              -------
 Murray D. Watson               1996   211,719(1)       --                              N/A                  N/A
                                                                    309,375(1)(2)

 Gary Hooper                    1996   128,333(3)       --          160,000(4)

 Thomas Spencer                 1996    99,167          --          140,000(5)

 Kenneth Howling                1996   117,917(6)       --          115,000(7)

(1) This amount was paid to TMI in which Mr. Watson is a minority shareholder.

(2) Represents 257,813 Ordinary Shares valued at $0.80 per share and 206,250 Ordinary Shares valued at $0.50 per share which were issued to TMI in which Mr. Watson is a minority shareholder.

(3) Includes $15,000 paid to a consulting company in which Mr. Hooper is the sole shareholder.

(4) Represents 200,000 Ordinary Shares valued at $0.80 per share.

(5) Represents 175,000 Ordinary Shares valued at $0.80 per share.

(6) Includes $38,333 paid to a consulting company in which Mr. Howling is the sole shareholder.

(7) Represents 146,750 Ordinary Shares valued at $0.80 per share issued to a consulting company in which Mr. Howling is the sole shareholder.

         The following tables set forth certain information in the prescribed format with respect to options granted and exercised under the Company's various stock option plans during the last fiscal year:


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            Potential Realizable
                                                                                                              Value at Assumed
                                                                                                           Annual Rates of Stock
                                                                                                             Price Appreciation
                                                                                                            for Option Term (1)

              Number of Securities Underlying    % of Total Options Granted To   Exercise    Expiration
 Name         Options Granted (#)                Employees In Fiscal Year (%)    Price ($)   Date          5%                10%
 ----         -------------------                ----------------------------    ---------   --------     ----              ----
 Murray D.
 Watson                 -0-                                   N/A                 N/A           N/A       N/A                N/A

 Gary
 Hooper                 -0-                                   N/A                 N/A           N/A       N/A                N/A

 Thomas
 Spencer                -0-                                   N/A                 N/A           N/A       N/A                N/A

 Kenneth
 Howling                -0-                                   N/A                 N/A           N/A       N/A                N/A

(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. Such amounts are based on the assumption that the named person hold the options for their full 10-year term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                          Value of Unexercised
                                                         Number of Securities Underlying Unexercised      in the Money Options
                                                         Options at FY-End             at FY-Ended(1)

                     Shares Acquired    Value Realized            Exercisable/Unexercisable            Exercisable/Unexercisable
       Name          on Exercise (#)         ($)                         ($)       ($)                       ($)     ($)
       ----          ---------------    -------------             --------------------------           --------------------------
 Murray D.
 Watson                   None               N/A                         0          0                          0         0

 Gary Hooper              None               N/A                         0          0                          0         0


 Thomas Spenser           None               N/A                         0          0                          0         0

 Kenneth Howling          None               N/A                         0          0                          0         0


(1) The amounts in this column are calculated using the difference between the closing market price of the Company's ordinary shares at the Company's 1996 fiscal year-end and the option exercise prices.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

          The Company has outstanding 16,915,211 Ordinary Shares as of May 15, 1996. Such total excludes Ordinary Shares issuable upon the exercise of outstanding Class A, Class B, Class C and Class D Warrants.

          The following table sets forth the Company's Ordinary Shares beneficially held as of the date of this Prospectus by (i) each person known by the Company to beneficially hold 5% or more of such shares, (ii) each director and officer of the Company, and (iii) all officers and directors as a group. All of the persons and groups shown below have voting and investment power with respect to the shares indicated.

                                                                                                  PERCENTAGE
                                                                                                   NUMBER OF
                                                                               ORDINARY SHARES    OUTSTANDING
                                                                           BENEFICIALLY OWNED (1)    SHARES
                                                                           -----------------------------------
Trident Management Inc. (2) . . . . . . . . . . . . . . . . . . .                  880,339            8.8%
Murray Watson . . . . . . . . . . . . . . . . . . . . . . . . . .                      -0-               -
Paul E. Heney . . . . . . . . . . . . . . . . . . . . . . . . . .                  302,500            3.0%
Kenneth G. Howling  . . . . . . . . . . . . . . . . . . . . . . .                  113,000            1.1%
Pinnacle Financial Corporation (3)  . . . . . . . . . . . . . . .                  143,750            1.4%
Kevin J. Quinn  . . . . . . . . . . . . . . . . . . . . . . . . .                  116,408               -
Jac. L. Lam . . . . . . . . . . . . . . . . . . . . . . . . . . .                      -0-               -
All officers and directors as a group (6 persons) . . . . . . . .                  961,643            9.6%

* Less than .1%

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person or entity in the table above. The address for each beneficial holder is c/o the Company, 15/16 Fitzwilliam Place, Dublin 2, Ireland.

(2) Mr. Watson is a minority shareholder of Trident Management Inc. Mr.Watson disclaims beneficial ownership of such shares and options.

(3) Mr. Howling is a controlling shareholder of Pinnacle Financial Corporation.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         On July 30, 1993, pursuant to an Agreement for Purchase of Assets, as amended, TPR acquired from Synorex Incorporated, a Delaware corporation ("Synorex"), substantially all of the assets of Synorex, consisting primarily of patents and patent applications relating to certain skin penetration enhancer technologies in exchange for 2,046,576 TPR Class B Preferred Shares. After February 28, 1994, such TPR Class B Preferred Shares were exchanged for 300,000 Ordinary Shares of the Company held by TPR. The 300,000 Ordinary Shares may not be sold or transferred for a period of up to one (1) year after February 28, 1994 without the prior written consent of Westfield Financial Corporation, one of the underwriters of the Company's initial public offering.

         In connection with the Synorex transaction, Dr. Vithal J. Rajadhyaksha ("Dr. Raj"), the principal inventor of the Synorex technology, entered into a Consulting and Non-Compete Agreement ("Consulting Agreement") with TPR pursuant to which Dr. Raj agreed to provide part time technical consulting services to TPR through December 31, 1996. In connection with the TPR License described below, the Consulting Agreement was assigned to the Company. Thereafter, the Consulting Agreement was terminated and Dr. Raj entered into an employment agreement with the Company. See "Management -- Employment and Consulting Agreements."

         On July 30, 1993, TPR completed the private placement of 1,250,000 of its Class A Preferred Shares, for with TPR received aggregate gross proceeds of $5,000,000. Also on July 30, 1993, TPR contributed $4,387,500 to the Company in exchange for 1,250,000 Units, each of which was comprised of one (1) Ordinary Share, one-half of a Class A Warrant, and one-quarter of a Class B Warrant.
See "Description of Capital Stock."

         The Company entered into the TPR License Agreement dated July 30, 1993, with TPR pursuant to which TPR granted the Company an exclusive, fully paid, worldwide license to sublicense, develop, manufacture, use and sell all of the skin penetration enhancer technologies which TPR purchased from Synorex. As consideration for the license, the Company paid the following to TPR:

                      (1) . . . . . . . . . . . . . . . . . . . . . . . .  $300,000;
                      (2) . . . . . . . . . . . . . . . . . . . . . . 600,000 Units;
                      (3) . . . . . . . . . . . . .  2,400,000 Class C Warrants; and
                      (4) . . . . . . . . . . . . . . . .  500,000 Class D Warrants.

         For a description of the Class C Warrants and the Class D Warrants, see "Description of Capital Stock -- Warrants."

         TPR may be deemed to be a promoter of the Company in view of the foregoing transactions.

         On July 30, 1993, the Company entered into a Share Exchange Agreement ("Exchange Agreement") with Medipro and each of its shareholders pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Medipro in exchange for 2,309,432 Ordinary Shares of the Company. The former Medipro shareholders received registration rights with respect to such shares, which rights become exercisable on or after July 30, 1995. The majority of the Company's current directors were nominated by former Medipro shareholders.

         EC/American Ltd. a consulting firm, received from TPR fees of $262,500 and a payment of $50,000 for expenses as partial consideration for management consulting services rendered in connection with the development and implementation of TPR's licensing, acquisition and restructuring strategies. Such amounts were paid from the proceeds of the TPR Private Offering. In addition, EC/American Ltd. received Class D Warrants from TPR to acquire up to 500,000 Units which warrants EC/American Ltd. transferred to certain individuals.

         On November 30, 1993, the Company entered into a license agreement with Genetronics pursuant to which the Company acquired the exclusive world wide license to exploit electrofusion patents and technological know-how developed by Genetronics for the purpose of developing and selling transdermal drug delivery systems, excluding cosmetic applications. The Company paid a license fee of $150,000 and is required to pay royalties to be mutually agreed by the parties on a product by product basis. The agreement also provides that Genetronics shall have the right to manufacture certain components that the parties expect will be incorporated in drug delivery systems which include these technologies.

         On March 7, 1994, the Company completed its initial public offering in the United States of ADRs and warrants generating gross proceeds of $3,715,000 (the "ADS Offering").

         On June 13, 1994, the Company acquired a total of 1,319,996 common shares of Cangene Corporation ("Cangene") from Arca Investments Inc.
("Arca"). In payment for these shares, the Company issued a total of 439,999 of its Ordinary Shares, on the basis of one Ordinary Share for each three shares of Cangene held by Arca. The Company agreed to register 439,999 Ordinary Shares (which will be represented by ADRs) issued to Arca and has filed this Registration Statement under the U.S. Securities Act of 1933, as amended. This acquisition was completed as part of a bid by the Company to acquire all of the common shares of Cangene which was subsequently withdrawn. The Cangene shares acquired have since been sold by the Company (See "Managements Discussion and Analysis of Results of Operations and Financial Condition").

         On June 30, 1994, the Company acquired from Flora substantially all of the assets of Flora and assumed certain specified liabilities arising after June 30, 1994. The acquired business ("Business") primarily relates to the research and development of (i) passive transdermal systems, (ii) a periodontal delivery system and (iii) a buccal system, each for the systemic delivery to humans of therapeutic drugs and compounds.

         In exchange for the Business, the Company issued a two year senior secured convertible promissory note in the amount of $5,000,000 (the "Note"). The principal amount of the Note was due and payable on June 30, 1996. The Note was secured by a pledge of all of the assets acquired from Flora. Such assets were transferred at the direction of the Company directly to PP Holdings, Inc. a wholly owned subsidiary of the Company, on June 30, 1994.

         On July 6, 1994, the Company entered into an Agreement with LDI, Inc., ("LDI") pursuant to which LDI has provided lease financing in the Canadian dollar equivalent amount of $750,000 which will be utilized by the Company to purchase prototype manufacturing equipment costing $1,100,000. The balance of the acquisition costs, approximately $350,000, has been paid by the Company in the form of deposits. The equipment supplier has agreed with LDI to repurchase the equipment if the Company defaults on its lease payments. The Company was required to provide LDI with a letter of credit for the difference between the repurchase amount and the lease amount. In September 1994, the Company terminated the lease arrangement. In full and complete settlement of all claims regarding this matter, on December 16 , 1994, the equipment lessor drew down the letter of credit, received a further CDN.$25,000 and accepted delivery of 86,908 common shares of Cangene from the Company. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition").

         The Company entered into agreements with Pharmacia AB of Sweden in December 1994 pursuant to which it sold to Pharmacia the nicotine patch and buccal patent rights and know-how acquired from Flora in June 1994. The terms of the sale included a cash payment to the Company of $1,250,000 and on-going royalties tied to the revenue generated from the commercialization of these patent rights. The agreements with Pharmacia entitle the Company to a royalty on the sale by Pharmacia of certain second generation nicotine patches to be developed by Pharmacia, as well as a non-exclusive license, with right of sublicense, to use the patent rights sold by the Company to Pharmacia.

         On May 24, 1995, August 14, 1995, August 23, 1995, September 13, 1995
and September 25, 1995, the Company had closings of a private placement of 1,699,400 shares ("Placement Shares") of its Ordinary Shares at a price of $1.00 per share for net proceeds of $1,486,777. The Placement Shares were issued to 35 investors. The Company granted registration rights to the purchasers of the Placement Shares and has filed a separate Registration Statement with respect to the Placement Shares.

         In March 1996, the Company concluded a private placement of 2,150,000 Ordinary Shares to 16 investors. The Company received net proceeds of $1,075,000 from this private placement.

         On May 25, 1995, the Company declared bonuses valued at an aggregate of $261,250 to Messrs. Watson, Hooper, Spencer and Howling pursuant to their respective employment agreements or consulting agreements, as the case may be, with the Company in respect of the fiscal year ended February 28, 1995. One third of each bonus was paid in cash and the balance paid in an aggregate of 174,167 Ordinary Shares valued at $1.00 per share. During the fiscal year ended February 29, 1996, senior management received an aggregate of 423,627 ordinary shares valued at $.50 per share in lieu of receiving salary or consulting fees, as the case may be.

         On June 28, 1995, the Company's Board of Directors authorized the issuance of an aggregate of 926,563 Ordinary Shares to the following persons or entities, all of which are either officers, directors or affiliates of officers and directors of the Company. The price per share was $.80 representing a discount of 20% from the market price on the date the Board of Directors authorized the issuance thereof as follows:

Name                                     Number of Shares             Subscription Price
- ----                                     ----------------             ------------------
Trident Management, Inc.              257,813 Ordinary Shares              $206,250
Hooper & Associates, Inc.             200,000 Ordinary Shares               160,000
Thomas Spencer                        175,000 Ordinary Shares               140,000
Pinnacle Financial Corporation        143,750 Ordinary Shares               115,000
Lennart Perlhagen                      50,000 Ordinary Shares                40,000
Malcolm Rowe                           50,000 Ordinary Shares                40,000
Joseph Masterson                       50,000 Ordinary Shares                40,000

         Each person or entity executed a promissory note in the amount set forth above which was secured by a pledge of the shares received by them. The shares were issued at a discount because the shares could not be sold until the promissory note was satisfied.

         On January 22, 1996, the employment or management agreements between the Company and each of the above persons or entities were terminated effective November 15, 1995. In connection with the termination of these agreements, as consideration for contractual obligations not met by the Company, accepting shares in lieu of cash as payment for salaries in fiscal 1996, severance pay and/or the granting of a bonus for fiscal 1996, the obligations of the above persons or entities under such promissory notes valued at $741,250 were deemed paid in full and TMI was issued 206,250 additional shares.

         During March 1996, the Company and Vista Technologies Inc. ("Vista") consummated certain agreements pursuant to which Vista received equity financing from the Company in a series of transactions and the Company acquired a controlling equity interest in Vista. These definitive agreements are summarized as follows:

Stock Purchase Agreement for $500,000

         On March 21, 1996, Vista and the Company consummated a Stock Purchase Agreement which provided for 200,000 newly issued shares of Vista common stock to be sold to the Company for a cash price of $500,000, or $2.50 per share. These funds were part of the proceeds of a private placement of 2,150,000 Ordinary Shares, the net proceeds of $1,075,000 were received by the Company on March 21, 1996.

Exchange of Shares by Certain Stockholders

         Three Vista stockholders, including Therapeutic Patch Research N.V. ("TPR"), Saliva Research Limited ("SRL") and Westcliff Partners Inc. ("WPI"), agreed to exchange a total of 900,000 shares of Vista's outstanding common stock owned by TPR, SRL and WPI for 4,500,000 newly issued Ordinary Shares of the Company in a privately-negotiated transaction. The transaction was consummated on March 21, 1996.

Exchange Agreement with Vista

         On March 1, 1996, the Company and Vista executed an agreement ("Exchange Agreement") which was consummated on March 21, 1996.

         Under the Exchange Agreement, Vista delivered 2,060,000 newly issued shares of Vista common stock to the Company at a stated value of $5,150,000, or $2.50 per Vista share, plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received from the Company (i) an interest-free note due in six months from the Company in the principal amount of $750,000, and (ii) 200,000 restricted shares of TCPI common stock currently held by the Company at a stated value of $4,400,000, or $22.00 per TCPI share.

         As additional consideration for these transactions, the Exchange Agreement grants the Company an option exercisable at any time on or before September 30, 1996 to purchase up to an additional 250,000 newly issued shares of Vista's Common Stock at an option exercise price of $2,50 per share in cash (the "Six Month Option").

         The 500,000 Class C Warrants issuable to the Company under the Exchange Agreement each represent the right to purchase one (1) share of Vista's Common Stock during the month of February 1997 and/or the month of February 1998, and expire thereafter to the extent not exercised. In each instance, the exercise price per share will be determined by the average of the quoted closing prices for the Common Stock in the over-the-counter market during the month of January immediately preceding the date Class C Warrants or any portion thereof are exercised, except that the Class C Warrant exercise price per share will not in any event exceed $10.00 per share of Common Stock. The exercise price and number of shares issuable on exercise of Class C Warrants are subject to adjustment in certain events to prevent dilution in the event of any subsequent stock split, stock dividend, reclassification or recapitalization affecting the outstanding Common Stock as a class.

CHANGE IN CONTROL AND OTHER INFORMATION

         As a result of the agreements described above, the Company acquired a controlling interest in Vista.

         After giving effect to the issuance of 2,260,000 newly issued Vista shares required by the Stock Purchase Agreement and the Exchange Agreement (but without giving effect to other common stock reserved for outstanding stock options, warrants, conversion or exchange of debt obligations, or for additional Regional Joint Ventures other than 1,700,000 shares committed for issuance to four Vista Laser Centers in formation), there are approximately 6,706,104 Vista shares outstanding. Of that amount, 3,160,000 Vista common shares, or approximately 61.3% of the total then outstanding, are owned by the Company upon closings of the Stock Purchase Agreement, the Exchange Agreement and the Company's exchange of shares with TPR, SRL and WPI. Vista and the Company anticipate this percentage ownership may be reduced in the near future as Vista issues additional common shares in connection with its sponsorship of additional Regional Joint Ventures currently in various stages of negotiation and for a planned private placement offering of Vista securities for Vista's own account.

         Vista entered into a registration rights agreement at the closing the Exchange Agreement. This agreement grants the Company certain "piggy-back" registration rights in the event Vista files registration statements covering offerings of its securities under the Securities Act of 1933. In addition, the Company will have the right on one occasion after March 31, 1997 to demand that all or a portion of the Vista common stock held by the Company as a result of the Stock Purchase Agreement, the Exchange Agreement and issuable upon exercise of Class C Warrants be registered under the Securities Act of 1933. Any such registration of Vista common stock for the account of the Company will be at Vista's expense.

         Murray D. Watson has served since July 1993 as Chairman of the Board, Chief Executive Officer and a director of the Company. He is also a director of Vista since January 31, 1994. On February 16, 1996, Mr. Watson was elected Vista's Vice Chairman of the Board and Kenneth G. Howling, Vice President and Chief Financial officer of the Company, was elected Vista's Treasurer and Chief Financial Officer. In each case, their election as Vista officers was subject to a condition that definitive agreements for the contemplated transactions between Vista and the Company be executed, which events occurred on March 1, 1996.

         The transactions contemplated by the Stock Purchase Agreement and the Exchange Agreement were authorized and approved by the boards of directors of the Company and Vista at a board meeting held in February 1996 attended by all of the Company's and Vista's then directors. The Boards approved the Stock Purchase Agreement and Exchange Agreement transactions with knowledge and disclosure of the proposed exchange by TPR, SRL and WPI of 900,000 shares of Vista common stock with the Company. Messr. Watson and Rowe, each a director of the Company, abstained from voting on the proposed transactions due to there being directors of Vista and in the case of Mr. Watson, because of his position as the Chief Executive Officer and a director of the Company.

ITEM 13.         EXHIBITS LIST AND REPORTS ON FORM 8-K

A.  EXHIBITS

         The following exhibits were delivered with this Registration Statement, or will be delivered by Amendment, for filing:

Ex. No.   Description of Document
- -------   -----------------------
3.1       Memorandum and Articles of Association of Registrant.*
4.1       Specimen of American Depositary Share.*
4.2       Warrant Agreement.*
4.3       Form of Class A Warrant (included in Exhibit 4.2).*
4.4       Form of Class B Warrant (included in Exhibit 4.2).*
4.5       Form of Underwriter's Warrant.*
4.6       Form of Class C Warrant.*
4.7       Form of Class D Warrant.*
4.8       Form 1993 Stock Option Plan.*
4.9       Financial Advisory and Investment Banking Agreement between Westfield Financial Corporation and the Company.*
4.10      Form of 1994 Stock Option Plan**
10.1      Share Exchange Agreement between Pharma Patch Plc, the shareholders of Medipro and Medipro, dated July 30, 1993.*
10.2      Agreement for Purchase of Assets between TPR and Synorex, dated March 26, 1993, as amended.*
10.3      Employment Agreement dated August 1, 1993, between Wayne Schnarr, Ph.D. and the Company.*
10.4      Employment Agreement dated August 1, 1993, between Gary Murray, Ph.D, and the Company.*
10.5      Employment Agreement dated November 8, 1993 between Kenneth G. Howling and the Company.*
10.6      Consulting Agreement dated August 3, 1993, between Trident Management, Inc. and the Company.*
10.7      Consulting Agreement dated August 1, 1993, between Dr. James E. Guillet and Medipro Sciences, Ltd.*
10.8      Consulting Agreement dated August 1, 1993, between Ian W. French, Ph.D., and the Company.*
10.10     Consulting Agreement dated August 1, 1993, between Walter Zingg, M.D., and the Company.*
10.11     Deposit Agreement between the Company and the Bank of New York as Depository.*
10.12     Exclusive License Agreement dated July 30, 1993, between TPR and the Company.*
10.13     Option Agreement among the Company, Medipro and Innovation Ontario Corporation, dated July 30, 1993.*
10.14     Voting Rights Agreement among the Company, the Medipro Shareholders, Medipro and TPR, dated July 30, 1993.*
10.15     Letter Agreement dated September 14, 1992, between Medipro and Trimel Corporation.*
10.16     License Agreement dated June 30, 1992, among Medipro, SS Pharmaceutical Co., Ltd., and Dajin Iyakukako Co., Ltd.*
10.17     Joint Venture Agreement dated June 30, 1992, between Medipro and Allelix Pharmaceuticals, Inc.*
10.18     Letter Agreement dated June 18, 1992, between Medipro and Laminating Development Corp.*
10.19     Lease dated May 6, 1991, between Medipro and Inducon development Corporation.*
10.20     Consulting Agreement, dated August 19, 1993 between Registrant and the Canadian Department of National Defense.*
10.21     License Agreement, dated November 1, 1985, between Registrant and the Canadian Department of National Defense.*
10.22     Employment Agreement, dated October 1, 1993, between Dr. Vithal J. Rajadhyaksha and the Company.*
10.23     Consulting Agreement, dated December 1, 1993, between Joseph G. Materson and the Company.*
10.24     License Agreement dated November 30, 1993, between BTX, Inc. and the Company.*
10.25     Employment Agreement, dated January 4, 1994, between Murray Watson and the Company.*

10.26     Memorandum of Agreement dated June 1, 1994 between Registrant and Arca Investments, Inc.**
10.27     Offer to Purchase -- Cangene Corporation, dated June 29, 1994.**
10.28     Registration Rights Agreement, dated June 13, 1994, between Registrant and Area Investments Inc.**
10.29     Letter Agreement, dated June 13, 1994, between Registrant and Capital Canada Limited.**
10.30     Letter Agreement, dated June 22, 1994, between Registrant and ScotiaMcLeod.**
10.31     Letter Agreement, dated May 22, 1994, between Registrant and LDI Canada Inc.**
10.32     Research and Development Agreement, dated June 1, 1994, between Registrant and Drug Delivery Research, Inc. ("DDRI").**
10.33     Shareholder Agreement, dated June 1, 1994, among Registrant, Westport Capital, Inc. and DDRI.**
10.34     Asset Purchase and Sale Agreement, dated June 30, 1994, among Registrant, Flora, Inc. and Recordati American Holdings,
          Inc.**
10.35     Management and Consulting Agreement, dated as of July 1, 1994, between Hooper & Associates, Inc. and Registrant.
10.36     Employment Agreement, dated as of August 1, 1994, between Thomas S. Spencer and Registrant.*
10.37     Industrial Property Agreement dated December 13, 1995 between PP Holdings and Pharmacia AB*
10.38     Development Agreement dated December 13, 1994 between PP Holdings and Pharmacia AB*
10.39     Agreement dated July 7, 1994 between Registrant and Revlon *
10.40     Amended Letter of Intent between Registrant and Technical Chemicals and Products, Inc. ("TCPI")****
10.41     Asset Purchase Agreement dated as of November 1, 1995 among TCPI, Registrant and PP Holdings, Inc.*****
10.42     Supplemental Agreement dated January 16, 1996 among TCPI, Registrant and PP Holdings, Inc.******
10.43     Form of Management and Consulting Agreement between Registrant and Trident Management, Inc.*
10.44     Form of Management and Consulting Agreement between Registrant and Pinnacle Financial Corporation.*
10.45     Stock Purchase Agreement dated March 1, 1996 between Registrant and Vista Technologies, Inc. ("Vista").*
10.46     Agreement dated as of March 1, 1996 between Vista and Registrant including as exhibits thereto (i) form of Class C Common
          Stock Purchase Warrants to be issued by Vista, (ii) form of Promissory Note for $750,000 to be issued by the Company, and
          (iii) form of Registration Rights Agreement between Registrant and Vista.*
10.47     Share Exchange Agreement dated as of March 1, 1996 between Registrant and three stockholders of Vista.*
11        Computation of loss per ordinary share.**
21        Subsidiaries of Registrant.**
23.1      Consent of KPMG Peat Marwick LLP
     *    Filed as an exhibit to Registrant's Form F-1 on Form S-1 Registration Statement, File No 33-70542 and is incorporated herein by reference.
    **    Filed as an exhibit to Registrant's Form F-1 on Form S-1 Registration Statement, File No. 33-80816 and is incorporated herein by reference.
   ***    Filed herewith.
  ****    Filed as an exhibit to Registrant's Form 8-K dated August 9, 1995, as amended August 15, 1995 and are incorporated herein by reference.
 *****    Filed as an exhibit to Registrant's Form 8-K dated November 15, 1995 and is incorporated herein by reference.
******    Filed as an exhibit to Registrant's Form 8-K dated February 12, 1996 and is incorporated herein by reference.

B.  REPORTS ON FORM 8K

         Form 8-K dated February 12, 1996 with respect to Item 2.

                                   SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed no its behalf by the undersigned, thereunto duly authorized.

                                        PHARMA PATCH PLC

Dated:  June 13, 1996                   By:/s/ Murray D. Watson
                                        ----------------------------------
                                        Murray D. Watson
                                        Chairman of the Board and
                                        Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                                         Date
- ---------                      -----                                                         ----
/s/ Murray D. Watson           Chairman of the Board,                                        June 13, 1996
- ----------------------------   Chief Executive Officer, President and Director
Murray D. Watson               (Principal Executive Officer)


/s/ Kenneth Howling            Vice President-Finance                                        June 13, 1996
- ----------------------------   (Chief Accounting Officer)
Kenneth Howling

/s/ Kevin J. Quinn             Director                                                      June 13, 1996
- ----------------------------
Kevin J. Quinn

/s/ Jac J. Lam                 Director                                                      June 13, 1996
- ----------------------------
Jac J. Lam

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                                      Index

                                                                                               Page
                                                                                               ----
Independent Auditors' Report - KPMG Peat Marwick LLP ........................................   F-1
Independent Auditors' Report - Ernst & Young ................................................   F-2


Consolidated Financial Statements:
     Consolidated Balance Sheet - February 29, 1996  ........................................   F-3
     Consolidated Statements of Earnings and Loss and Deficit -
        Years ended February 29, 1996 and February 28, 1995 .................................   F-4
     Consolidated Statements of Cash Flows - Years ended
        February 29, 1996 and February 28, 1995 .............................................   F-5
     Notes to Consolidated Financial Statements  ............................................   F-6

All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Pharma Patch Public Limited Company:


We have audited the accompanying consolidated balance sheet of Pharma Patch Public Limited Company and subsidiaries as of February 29, 1996, and the related consolidated statements of earnings and loss and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharma Patch Public Limited Company and subsidiaries as of February 29, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick LLP

Short Hills, New Jersey
May 9, 1996

                         Report of Independent Auditors


To the Shareholders of
Pharma Patch Plc


We have audited the accompanying consolidated statements of earnings and loss and deficit and cash flows for the year ended February 28, 1995 of Pharma Patch Plc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a tests basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Pharma Patch Plc for the year ended February 28, 1995, in conformity with accounting principles generally accepted in the United States.



Dublin, Ireland
May 25, 1995
(except for note 3 which                                  ERNST & YOUNG
is as of May 9, 1996)                                     Chartered Accountants

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           Consolidated Balance Sheet

                                February 29, 1996

                           (Expressed in U.S. Dollars)

                                             Assets
Current assets:
      Cash and cash equivalents                                                    $    668,822
      Accounts receivable                                                                22,690
      Due from Vista (note 13)                                                          251,500
      Investment in TCPI - available for sale, at
        market price                                                                 16,805,320
                                                                                   ------------
                      Total current assets                                         $ 17,748,332
                                                                                   ============

                              Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                  683,269
      Accrued expenses                                                                  773,553
      Deferred tax liability                                                          1,710,212
                                                                                   ------------
                      Total current liabilities                                       3,167,034
                                                                                   ------------

Shareholders' equity:
      Capital stock, authorized 52,046,576 ordinary
        shares; issued and outstanding 11,410,633
        ordinary shares, at par value (note 7)                                        2,256,756
      Premium in excess of par value                                                 15,404,580
      Deficit                                                                        (6,249,628)
      Cumulative translation adjustment                                                  (6,518)
      Unrealized appreciation on equity securities
        available for sale (net of deferred taxes
        of $1,710,212)                                                                3,176,108
                                                                                   ------------
                      Total shareholders' equity                                     14,581,298

Commitments (note 10)
                                                                                   ------------
                                                                                   $ 17,748,332
                                                                                   ============


See accompanying notes to consolidated financial statements.

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                       Consolidated Statements of Earnings
                              and Loss and Deficit

                          Years ended February 29, 1996
                              and February 28, 1995

                           (Expressed in U.S. Dollars)

                                                                                  Restated
                                                                1996                1995
                                                                ----              --------
Revenues                                                    $         --                 --
                                                            ------------       ------------
Expenses:
      Administration                                           1,798,524          1,141,301
      Foreign exchange loss (gain)                                 2,285            (52,253)
      Write-off of Cangene acquisition costs
          (note 8)                                                    --            514,791
      Loss on disposal of Cangene investment
          (note 8)                                                    --            478,052
                                                            ------------       ------------
              Loss from operations                             1,800,809          2,081,891

Other income                                                     (76,019)           (42,800)
Other expenses                                                     3,893                 --
                                                            ------------       ------------
              Loss from continuing operations                  1,728,683          2,039,091
                                                            ------------       ------------
Discontinued operations (note 3):
      Loss from operations                                    (2,593,468)       (11,698,353)
      Gain on sale                                            16,412,827                 --
                                                            ------------       ------------
              Gain (loss) on discontinued
                operations                                    13,819,359        (11,698,353)
                                                            ------------       ------------
              Net earnings (loss)                             12,090,676        (13,737,444)

Deficit, beginning of year                                   (18,340,304)        (4,602,860)
                                                            ------------       ------------
Deficit, end of year                                        $ (6,249,628)       (18,340,304)
                                                            ============       ============

Per share of common stock:
      Loss from continuing operations                       $       (.22)              (.38)
      Discontinued operations                                       1.72              (2.18)
                                                            ------------       ------------
              Net earnings (loss)                                   1.50              (2.56)
                                                            ============       ============

Weighted average number of ordinary shares outstanding         8,033,265          5,368,298
                                                            ============       ============


See accompanying notes to consolidated financial statements.

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                      Consolidated Statements of Cash Flows

                          Years ended February 29, 1996
                              and February 28, 1995

                           (Expressed in U.S. Dollars)

                                                                  1996               1995
                                                                  ----               ----
Cash flows from operating activities:
      Net earnings (loss) for the year                       $ 12,090,676        (13,737,444)
      Add noncash items:
        Depreciation and amortization                             253,958            813,740
        Write-down of fixed assets                                  9,900            892,271
        Write-off of Cangene acquisition costs (note 8)                --            514,791
        Loss on disposal of Cangene investment (note 8)                --            478,052
        Write-off of capitalized technology                            --          4,460,852
        Write-off of cumulative translation adjustment                 --            408,162
        Gain on sale of business (note 1(e))                  (16,412,827)                --
        Noncash payment of expense                              1,842,478                 --
      Net change in noncash working capital items
        (note 11)                                                 361,272          1,528,131
                                                             ------------       ------------
                  Net cash used in operating
                     activities                                (1,854,543)        (4,641,445)
                                                             ------------       ------------

Cash flows from investing activities:
      Purchase of fixed assets                                    (50,658)          (467,369)
      Advances to Vista (note 13)                                (251,500)                --
      Proceeds of sale of technology                                   --          1,250,000
      Proceeds on sale of Cangene shares (note 8)                      --            657,422
                                                             ------------       ------------
                  Net cash (used in) provided by
                     investing activities                        (302,158)         1,440,053
                                                             ------------       ------------

Cash flows from financing activities - issue of
      shares, net (note 7)                                      2,186,778          2,590,947
                                                             ------------       ------------


Effect of exchange rate changes on cash and cash
      equivalents                                                      --             (3,275)
                                                             ------------       ------------
                  Net increase (decrease) in cash and
                     cash equivalents for the year                 30,077           (613,720)

Cash and cash equivalents, beginning of year                      638,745          1,252,465
                                                             ------------       ------------
Cash and cash equivalents, end of year                       $    668,822            638,745
                                                             ============       ============


See accompanying notes to consolidated financial statements.

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                   Notes to Consolidated Financial Statements

                     February 29, 1996 and February 28, 1995

                           (Expressed in U.S. Dollars)


(1)      The Company and Basis of Presentation

         Pharma Patch Public Limited Company (Pharma Patch or the Company) was incorporated under the laws of the Republic of Ireland in January 1992. Prior to July 1993, Pharma Patch had no significant assets or operations.

         (a) In July 1993, Pharma Patch acquired an exclusive, perpetual, royalty-free license on all skin penetration enhancement technology held by Therapeutic Patch Research N.V. (TPR), a Netherlands Antilles company. Pharma Patch paid cash of $300,000 and issued 600,000 Units (a Unit com prised one Ordinary Share, one-half Class A Warrant and one quarter Class B Warrant), 2,400,000 Class C Warrants and 500,000 Class D Warrants as consideration for the license. Concurrently, Pharma Patch issued 1,250,000 Units for cash proceeds of $4,387,500 to certain investors.

         (b) On July 30, 1993, Pharma Patch entered into a share exchange with the shareholders of Medipro Sciences Limited (Medipro), whereby 2,309,432 Ordinary Shares of Pharma Patch were exchanged for all of the issued and outstanding common and Class A shares of Medipro. The exchange of shares were accounted for as a reverse acquisition of Pharma Patch by Medipro as the former shareholders of Medipro held a majority of the voting shares of Pharma Patch following the exchange. All the assets of Pharma Patch at the time of the exchange, consisting primarily of the technology acquired from TPR and the cash from the issue of the 1,250,000 Units described in note 1(a), were recorded at their estimated fair market value. There was no excess of the purchase price over the carrying value of the assets.

         (c) On June 30, 1994, the Company acquired substantially all of the assets and assumed certain specified liabilities arising after June 30, 1994 of Pharmetrix Corporation (Pharmetrix). The assets related to patents and the research and development of (i) passive transdermal systems, (ii) a periodontal delivery system and (iii) a buccal system, each for the systemic delivery to humans of therapeutic drugs and compounds. In exchange for the Pharmetrix assets, the Company issued a convertible promissory note in the amount of $5,000,000 (note 6). These assets are held by PP Holdings Inc., a wholly-owned subsidiary of Pharma Patch incorporated in the State of California. PP Holdings Inc.'s results of operations are included in the Company's consolidated results from July 1, 1994.

                  This acquisition was accounted for under the purchase method of accounting whereby the purchase price for the Pharmetrix assets was allocated to fixed assets at fair market value assumed by the Company. The difference between the purchase price and fair market value of fixed assets was assigned to acquired pharmaceutical technology in the amount of $4,025,000. A portion of this technology was resold to a third party for $1,250,000 and the remaining balance of approximately $2,775,000 (acquired research and development with no alternative non- pharmaceutical uses) was charged to the Company's consolidated statement of earnings and loss and deficit in fiscal 1995.

                                      F-6                           (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(1)      The Company and Basis of Presentation, cont.

                  A summary of the unaudited pro forma consolidated statements of earnings and loss and deficit are set out below to give the pro forma effect to the Pharmetrix acquisition as if Pharmetrix had been included in the consolidated statements of earnings and loss and deficit throughout the year ended February 28, 1995 (before the effect of discontinued operations).

                                                                             Pro forma
                                                                            (unaudited)
                                                                            ------------
                           Revenues                                         $         --
                           Expenses                                           14,642,977
                                                                            ------------
                                           Net loss for the year             (14,642,977)

                           Deficit, beginning of year                         (8,473,352)
                                                                            ------------
                           Deficit, end of year                             $(23,116,329)
                                                                            ============

                           Loss per ordinary share                               $ (2.73)
                                                                            ============

                           Weighted average number of Ordinary
                                   Shares outstanding                          5,368,298
                                                                            ============

         (d) The acquisition of the Pharmetrix assets and leased facilities initially increased the Company's annual cash requirements. The acquisition created a duplication of research staff, facilities and equipment. Pharma Patch restructured its operations resulting in the centralization of all research and development activities at the Pharmetrix facility in Menlo Park, California, a reduction of 22 staff positions and termination of lease commitments entered into by the Company for prototype patch manufacturing equipment. In January 1995, the Company ceased operations of its Canadian subsidiary, Medipro. A charge of $1,492,070 was incurred in fiscal 1995 in connection with this restructuring, primarily consisting of a write-off of production equipment, capital lease equipment, employee termination and lease costs. Employee termination costs of approximately $105,000 were paid and expensed during fiscal 1995. Of the total $1,492,070 expense, approximately $83,000 was accrued at the end of fiscal 1995 in connection with lease costs. All accrued amounts were paid out during fiscal 1996.

                  In fiscal 1995, the Company had acquired a 50% interest in the issued and outstanding shares of Drug Delivery Research Inc.
                  (DDRI) for a nominal amount with the intention of using DDRI to perform the research and development work previously being done by Medipro.

                  As a result of the Pharmetrix acquisition and the relocation of research and development activities, DDRI has remained inactive.

                                       F-7                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(1)      The Company and Basis of Presentation, cont.

         (e) On November 15, 1995, the Company sold substantially all of the operating assets to Technical Chemicals and Products, Inc.
                  (TCPI) for a gain of approximately $16.4 million. These assets included 11 U.S. patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by the Company and all of PP Holdings, Inc.'s fixed assets. TCPI also assumed the sublease of the research facility occupied by PP Holdings, Inc.

                  In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 and satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc. (Flora) (see note 6). As a result of this transaction, the Company owned 9.9% of TCPI's outstanding common shares. In addition, as of November 15, 1995, the Company had ceased to perform research and development work and other operations in the areas of skin penetration enhancers and drug delivery systems.

                  On January 16, 1996, the Company entered into a supplemental agreement with TCPI which amended certain provisions of the November 1995 asset purchase agreement. TCPI has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares (Offering). Pursuant to the terms of the supplemental agreement, the Company executed a lock-up letter with the representative of the TCPI Underwriters providing that it would not sell or otherwise dispose of any of its shares of common stock for a period to expire 180 days following the closing date of the Offering without their prior consent. As consideration for the execution of the lock-up agreement, TCPI (i) terminated an existing lock-up agreement covering TCPI common stock owned by the Company, executed in connection with the asset purchase agreement; (ii) effective as of closing date of the Offering, terminated the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the asset purchase agreement which, among other things, limited the Company's ability to vote or dispose of its shares of common stock;
                  (iii) allowed the Company to offer for sale 100,000 shares of this common stock in the Offering (plus up to an additional 110,000 if the Underwriters over-allotment option is exercised); (iv) effective as of the closing date of the Offering, issued to the Company a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share Offering price; and (v) file a Registration Statement on Form S-3 to register all of the remaining shares of common stock owned by the Company after the Offering.

         (f) In March 1996, the Company completed the acquisition of approximately 61% of the voting interest of Vista Technologies Inc. (Vista). Vista

                                       F-8                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(1)      The Company and Basis of Presentation, cont.

                  provides photo refractive keratectomy (PRK) and other laser vision correction (LVC) facilities and services to the health care industry (see note 13).

                  As a result of the TCPI transaction, the Company had an accumulated deficit of $6,249,628 as of February 29, 1996, had total assets of $17,748,332 and total shareholders' equity of $14,581,298. The Company, including Vista, has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the commercialization efforts and market acceptability of the Vista business plan and other potential business ventures of the Company, together with the value derived from the TCPI investment securities.

(2)      Significant Accounting Policies

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries in Canada and in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

         Fixed Assets

         Fixed assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates which are expected to charge operations with the cost of the assets over their estimated useful lives using a rate of 20% declining balance. Estimated useful lives are as follows (see note 3 regarding the TCPI purchase of substantially all of the Company's operating assets):

                  Equipment                          5 years
                  Furniture and office equipment     5 years
                  Leasehold improvements             over the term of the lease

         Research and Development Expenditures

         Research and development expenditures are charged to expense as incurred. Any investment tax credits (ITCs) earned as a result of incurring scientific research and experimental development expenditures in Canada (SRED) are recorded as a reduction of the related current period expense. No ITCs were recognized in 1996 or 1995.

                                       F-9                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(2)      Significant Accounting Policies, cont.

         Investment Securities

         Investment securities at February 29, 1996 consist of equity securities. The Company's equity securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's equity securities are recorded at fair value based on quoted market prices.

         The carrying amount of other financial instruments approximates fair value generally due to the short-term maturity of these instruments.

         Technological Assets

         Licenses purchased from third parties for non-pharmaceutical uses are recorded at acquisition cost and are amortized over their expected useful lives of five years. Non-pharmaceutical licenses are charged to expense when future recovery becomes uncertain. Pharmaceutical patents acquired by the Company are charged to expense in the related current period. Costs associated with the investigation and processing of patents for technologies developed by the Company are considered development costs and, accordingly, are charged to expense as incurred.

         During 1995, the Company wrote off its capitalized non-pharmaceutical technology to reflect the uncertainty of cost recovery through future revenue. The resources required to further develop this technology were otherwise utilized in the Pharmetrix acquisition. Accordingly, the remaining net book value of $1,685,516 was charged to the consolidated statement of earnings and loss and deficit in fiscal 1995.

         Stock Compensation

         Stock options issued by the Company which are exercisable at a value below the market price of the common stock at the date the option is granted or date options vest, if applicable, gives rise to compensation expense for the excess of such market value over the option price. In addition, shares may be issued at nominal value to certain directors and officers as remuneration, of which certain shares are subject to achieving certain performance criteria. From the time the options are granted and until the performance criteria are satisfied, compensation expense results from the difference between the underlying share price at such time and the exercise price.

         Foreign Currency Translation

         The acquisition of the Pharmetrix assets and termination of operations of Medipro resulted in a change in functional currency during fiscal 1995 from Canadian dollars to U.S. dollars.

                                      F-10                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(2)      Significant Accounting Policies, cont.

         Foreign Currency Translation, cont.

         Prior to fiscal 1995, the Company's functional currency was Canadian dollars. As the Company's operating activities are now principally in the United States, the Company also changed its reporting currency to U.S. dollars in fiscal 1995.

         Assets and liabilities stated in functional currencies other than the U.S. dollar are translated at the year-end exchange rate and revenues and expenses at the average rate of exchange for the year. Foreign exchange gains and losses from transactions in currencies other than the applicable functional currency are reflected in income during the year. Gains or losses arising on the translation of financial statements give rise to a cumulative translation adjustment which is included as a component of shareholders' deficiency. In fiscal 1995, the Company ceased carrying on business in Canada and accordingly charged the cumulative translation adjustment to expense. The following is a continuity schedule of the cumulative translation adjustment included in shareholders' deficit for fiscal 1995:

                  Balance, beginning of year                         $ 346,326
                  Translation adjustments arising
                        during the year                                 61,836
                  Write-off                                           (408,162)
                                                                     ---------
                  Balance, end of year                               $      --
                                                                     =========

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(3)      Discontinued Operations

         The November 1995 sale of substantially all of the Company's operating assets (see note 1(e)) has been accounted for as discontinued operations. Accordingly, the 1996 consolidated financial statements exclude amounts for discontinued operations from captions applicable to continuing operations. The 1995 consolidated statement of earnings and loss and deficit has been restated to conform with the 1996 presentation.

         The discontinued business had revenues of $469,055 in 1996 and none in 1995. There were no tax benefits associated with the losses from operations of the discontinued business in 1996 or 1995 and the gain from the disposition had no

                                      F-11                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(3)      Discontinued Operations, cont.

         tax expense associated with it as a result of the tax basis of the assets involved. Interest expense on the $5 million note payable to Flora, which was satisfied by TCPI, totaling $337,667 and $333,333 in 1996 and 1995, respectively, is included in discontinued operations.

         The 1995 loss from operations of the discontinued business includes the following unusual items:

                  -      Acquired technology write-off of $2,775,336 (see note
                         1(c)).

                  - Write-off of capitalized technology of $1,685,516 (see note 2).

                  -      Medipro restructuring costs of $1,492,070 (see note
                         1(d)).

                  - Write-off of cumulative translation adjustment attributable to Medipro of $408,162 (see note 2).

(4)      Investment Securities

         Investment securities at February 29, 1996, consisted of equity shares acquired by the Company in the TCPI asset purchase agreement (see note 1(e)). On November 15, 1995, the Company acquired 786,214 common shares of TCPI with a fair value of $11,919,000 or $15.16 per share. As of February 29, 1996, the TCPI stock was trading at $21.375 per share; therefore, the Company recorded an unrealized gain, net of deferred income taxes of $1,710,212, on the TCPI shares of $3,176,000 in a separate component of shareholders' equity. In April 1996, the Company sold 210,000 TCPI shares for net proceeds of $2,928,697 and recorded a loss of $254,100. As of May 9, 1996, the TCPI stock had a market value of $14.25 which eliminates the unrealized gain on the remaining securities recorded at February 29, 1996.

(5)     Fixed Assets

         Fixed assets consisted of the following at February 28, 1995 (none at February 29, 1996 as a result of the TCPI transaction (see notes 5, 1(e) and 3)):

                                                                      Accumulated            Net
                                                                     depreciation/          book
                                                    Cost             amortization           value
                                                    ----             -------------          -----
         Equipment                               $  858,735             195,861             662,874
         Furniture and office equipment              66,780              14,759              52,021
         Leasehold improvements                     232,650              47,167             185,483
                                                 ----------          ----------          ----------
                                                 $1,158,165             257,787             900,378
                                                 ==========          ==========          ==========

                                      F-12                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(6)      Note Payable

         In 1995, the Company issued a $5,000,000 senior secured convertible promissory note (note 1(c)). The promissory note bore interest at the rate of 10% per annum, payable semiannually. The principal amount of the note was originally due and payable in full on June 30, 1996.

         As collateral for the promissory note, the Company pledged substantially all of the assets acquired from Pharmetrix being held in the Company's subsidiary, PP Holdings Inc. The note was satisfied by TCPI (see notes 1(c). 1(e) and 3).

(7)      Capital Stock

         (a)      Pharma Patch Capital Stock

                  The authorized and issued Ordinary Shares of Pharma Patch for the 1996 and 1995 fiscal years are as follows:


                                   Authorized

The Company has authorized 52,046,576 Ordinary Shares of IR(pound)O.01 representing an aggregate value of IR(pound)520,466.

                                                      Number                         Premium in
                                                        of              Par           excess of
                                                      shares           value          par value             Total
                                                      ------           -----          ---------             -----
Balance, February 28, 1994                           4,371,932      $ 2,162,932        7,123,610         9,286,542
Issued for cash, March 7, 1994
    (i)                                                600,000            8,828        3,706,172         3,715,000
Share issue expenses (i)                                    --               --       (1,633,990)       (1,633,990)
Issued in exchange for Cangene
    shares (ii)                                        439,999            6,720        1,764,276         1,770,996
Issued in payment of profes-
    sional fees (iii)                                  328,322            5,163          488,371           493,534
                                                   -----------      -----------      -----------       -----------
Balance, February 28, 1995                           5,740,253        2,183,643       11,448,439        13,632,082
                                                   -----------      -----------      -----------       -----------
Issued for cash (iv)                                 3,249,400           37,713        2,399,085         2,436,798
Share issued costs (iv)                                     --               --         (250,022)         (250,022)
Payment of accrued salaries
    (v)                                                804,044           10,848          488,475           499,323
Payment of professional fees
    (vi)                                               690,373            9,912          591,993           601,905
Officers and directors (vii)                           926,563           14,640          726,610           741,250
                                                   -----------      -----------      -----------       -----------
Subtotal for fiscal 1996                             5,670,380           73,113        3,956,141         4,029,254
                                                   -----------      -----------      -----------       -----------

Balance at February 29, 1996                        11,410,633      $ 2,256,756       15,404,580        17,661,336
                                                   ===========      ===========      ===========       ===========

                                      F-13                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(7)      Capital Stock, cont.

         (a)      Pharma Patch Capital Stock, cont.

  (i) On March 7, 1994, the Company completed an initial public offering for 600,000 American Depository Shares, 575,000 Class B Warrants and 575,000 Class C Warrants of the Company. The securities are traded on the NASDAQ exchange. Gross proceeds from the offering were $3,715,000, issue costs were $1,633,990 and net proceeds were $2,081,010.

 (ii) Issued in connection with the private acquisition of 1,319,996 common shares of Cangene Corporation (note 8).

(iii) Issued to various professionals in lieu of cash payments totaling $493,534 for services rendered.

 (iv) During the year the Company completed private placements to issue 3,249,400 Ordinary Shares for gross proceeds of $2,399,085, issue costs of $250,022 and net proceeds of $2,149,063.

  (v) In May 1995, the Company declared bonuses totaling $261,250 pursuant to employment agreements for key executive employees. One-third of each bonus was paid in cash and the balance of $174,167 was paid in Ordinary Shares valued at $1.00 (174,167 shares). In the year ended February 29, 1996, 423,627 Ordinary Shares were issued in lieu of cash salaries of $222,031. In addition, 206,250 shares at a value of $103,125 were awarded in the fourth quarter to senior management in lieu of a consulting fee.

 (vi) During the year the Company issued 690,373 shares in lieu of cash payments of $601,905 to various professionals for services rendered.

(vii) In June 1995, the Company's Board of Directors authorized the issuance of 926,563 Ordinary Shares to certain officers and directors or their affiliates at a share price of $0.80. Each person or entity executed a promissory note which was secured by a pledge of the shares as payment for the shares received. Effective November 15, 1995 all outstanding management and employment agreements were terminated. In connection with the termination of these agreements, as consideration for contractual obligations not met by the Company, services rendered and severance pay, the obligations of the officers and directors or their affiliates under promissory notes totaling $741,250 were deemed to be paid in full. A charge for this amount is included in administrative expense in the accompanying fiscal 1996 statement of earnings and loss and deficit.

         As of February 29, 1996, approximately 1.6 million ordinary shares related a private placement (see iv above) and the 206,250 shares awarded to management in lieu of a consulting fee have not been actually issued. However, the shares are reflected as outstanding in the accompanying balance sheet and for purposes of the earnings per share calculation on the

                                      F-14                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(7)      Capital Stock, cont.

         (a)      Pharma Patch Capital Stock, cont.

         date the shares were awarded/sold. In March 1996, the Company finalized a private placement for 2,150,000 ordinary shares for net proceeds of $1,075,000 (which includes the 1.6 million shares noted above).

         (b)      Warrants

                  The details of outstanding warrants at February 29, 1996 are as follows:

                           Class A Warrants - 897,000 outstanding (1995 -
                           925,000)

                           Each Class A Warrant entitles the holder to purchase one Ordinary Share and one Class B Warrant at an exercise price of $2.66 commencing on May 29, 1994 until February 28, 1999. The warrants are redeemable by the Company at a price of $0.10 if certain stock price conditions exist.

                           Class B Warrants - 1,015,425 outstanding (1995 - 1,037,500)

                           Each Class B Warrant entitles the holder to purchase one Ordinary Share at an exercise price of $3.19 commencing on May 29, 1994 until February 28, 1999. The warrants are redeemable by the Company at a price of $0.10 if certain stock price conditions exist.

                           Class C Warrants - 2,939,875 outstanding (1995 - 2,975,000)

                           The Class C Warrants are exercisable to purchase one Unit consisting of one Ordinary Share, one-half of a Class A Warrant and one-quarter of a Class B Warrant at an exercise price of $5.31 per Unit. The Class C Warrants are not exercisable until (i) the Company generates revenues in excess of $10,000,000 in any one fiscal year or the Units, or the sum of their components (ii) trade at a price equal to 200% of the Initial Public Offering (IPO) price of $6.00. The Class C Warrants are exchangeable at the option of the warrant holders for Units of the Company on a formula basis, reflecting the spread between the exercise price of the warrants and the fair market value price of the Units (or the sum of their component parts) at the time when the exchange is requested by the warrant holders. These warrants expire on February 28, 1999.

                           Class D Warrants - 500,000 outstanding

                           The Class D Warrants are exercisable, commencing on May 29, 1994, to purchase one Unit consisting of one Ordinary Share,

                                      F-15                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(7)      Capital Stock, cont.

         (b)      Warrants, cont.

                           one-half of a Class A Warrant and one-quarter of a Class B Warrant. The exercise price per Class D Warrant is $2.12 and the warrants expire on July 30, 1997.

                           The Class D Warrants are exchangeable at the option of the warrant holders for Units of the Company on a formula basis, reflecting the spread between the exercise price of the warrants and the fair market price of the Units (or the sum of their component parts) at the time when the exchange is requested by the warrant holders.

                           The exercise prices of the Class A, B, C and D Warrants were initially determined by the Board of Directors and were either equal to or exceeded the fair market value of the Company's share price at the date the warrants were granted. Exercise prices are subsequently adjusted, in accordance with the formula stipulated in the Warrant Agreement, if the Company issues or sells shares for consideration less than the greater of the initial public offering price or market price.

         (c)      Stock Option Plan

                  The Company has adopted stock option plans which allows an aggregate maximum of 700,000 Ordinary Shares of the Company to be available for awards to employees, officers and directors. The exercise price of these options is determined by the Compensation Committee of the Board of Directors but will be at least 100% of the fair market value of the options at the date the option is granted. Additionally, these options shall terminate in the event of a sale or transfer of all or substantially all of the Company's assets. Effective November 15, 1995, all outstanding management and employment agreements were terminated. In connection with the termination of these agreements, the Company required outstanding options to be exercised by December 15, 1995. No options were exercised and all outstanding options thus expired on such date.

                  Changes to issued options are as follows:

                                                                     1996                 1995
                                                                     ----                 ----
                  Number of options exercisable, begin-
                      ning of year                                  685,000              550,000
                  New options granted                                    --              265,000
                  Options expired                                  (685,000)            (130,000)
                                                                   --------             --------
                  Number of options exercisable, end of
                      year                                               --              685,000
                                                                   ========             ========

                                      F-16                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(7)      Capital Stock, cont.

         (c)      Stock Option Plan, cont.

                  In March 1996, 700,000 options at an exercise price of $.50 per share to purchase Ordinary Shares were issued to certain persons and entities who perform services for the Company, all of which have terms of five years. These options shall vest only in the event that the closing price of the Company's stock price equals or exceeds $2.00 in any 21-day trading period (whether or not consecutive) prior to February 28, 1997. Upon such vesting, administrative expense will be recorded on such options.


         (d)      Earnings (Loss) Per Share

                  The net earnings (loss) per share calculations are based on the weighted average number of shares outstanding during the respective years. In addition, the earnings (loss) per share calculations have taken into account the shares, options and warrants issued at prices below the Company's IPO price in the 12-month period prior to the initial filing of the IPO. These have been treated as outstanding during all the periods presented prior to March 7, 1994. The Company has used the treasury stock method of determining the dilutive effect of all options and warrants for the period after March 7, 1994.

(8)      Cangene Acquisition and Disposal

         On June 13, 1994, the Company completed a private acquisition of 1,319,996 Common Shares in the capital of Cangene Corporation (Cangene) from ARCA Investments Inc. (ARCA). In payment for these shares, the Company issued a total of 439,999 of its Ordinary Shares, on the basis of one Ordinary Share for each three shares of Cangene. This acquisition was part of a take-over bid to acquire all of the outstanding Common Shares of Cangene. The bid was subsequently withdrawn. The Company incurred acquisition costs of approximately $515,000, substantially all of which were paid for with Cangene shares.

         Certain of the Cangene shares were sold resulting in net cash proceeds of approximately $657,000 and the balance was used to settle outstanding professional fees totaling approximately $630,000. The Company incurred a loss on disposition of the Cangene shares of approximately $478,000.

(9)      Income Taxes

         Prior to July 30, 1993, Medipro was a Canadian Controlled Private Corporation, as defined under the Income Tax Act (Canada) and, accordingly, was entitled to receive a refund on a portion of its ITCs earned on eligible SRED. These refundable ITCs, which are similar to government grants provided for performing qualifying research activities, were recorded in income as earned.

                                      F-17                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(9)      Income Taxes, cont.

         As a result of the change in the ownership of Medipro in fiscal 1994, the ITCs are earned subsequently at the rate of 20% of eligible SRED, will no longer be refundable and will only be available to reduce income taxes payable in Canada.

         The Financial Accounting Standards Board has issued Financial Accounting Standards No. 109, "Accounting for Income Taxes" which was effective for the Company's February 28, 1994 fiscal year. As of February 28, 1996 and 1995, Medipro had research and development expenses not claimed for income tax purposes of approximately $2,870,000 and $2,831,000, respectively, available to reduce taxable income of Medipro in future years. Due to the significant uncertainty relating to the Company's ability to utilize these expenses to offset taxable income, valuation allowances are recognized to offset all of the deferred tax assets relating to these expenses. These unclaimed research and development expenses may be carried forward indefinitely for income tax purposes.

         At February 29, 1996, the Company also had unused operating loss carryforwards amounting to approximately $6,500,000 available to reduce future taxable income. A valuation allowance has been set up to offset the deferred tax benefit of these loss carryforwards. These losses expire as follows:

                  2001                                               1,448,000
                  2002                                               1,205,000
                  2010                                               3,477,000
                  2011                                                 370,000
                                                                     =========

         Deferred income taxes have been provided for temporary differences as follows:

                                                              1996           1995
                                                              ----           ----

         Deferred Tax Assets:
           Operating Loss Carryforward                      2,600,000      5,400,000
           Capitalized Research and Development
             expense                                               --        492,000
           Purchased Research and Development
             expense                                               --      1,110,000
           Start-up costs associated with
             PP Holdings                                           --        136,000
           Interest Expense                                        --        133,000
           Tax Benefit of Research and Development          1,148,000      1,269,000
           Other                                               59,000         65,000
                                                          -----------     ----------
           Total Tax Assets                                 3,807,000      8,605,000
           Valuation Allowance                             (3,807,000)    (8,605,000)
         Adjusted Tax Assets                                       --             --
         Deferred Tax Liabilities:
           Unrealized appreciation on equity securities    (1,710,212)            --
                                                          -----------     ----------
         Total Deferred Tax Liability                      (1,710,212)            --

(10)     Commitments

         As a result of the transaction with TCPI, the Company no longer has any commitments under operating leases requiring any future minimum annual payments.

                                      F-18                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(10)     Commitments, cont.

         In February 1996, the Company entered into two consulting agreements, each for a term of three years with aggregate annual payments of $350,000, plus a bonus at the discretion of the board of directors. These agreements provide management to the Company.

(11)     Consolidated Statements of Cash Flows

         The net change in noncash working capital balances for each of the fiscal years are noted below:

                                                                     1996                1995
                                                                     ----                ----
                  Sources uses of cash:
                        Accounts receivable                      $    18,910              27,305
                        Investment tax credits receivable                 --             136,937
                        Prepaid expenses and deposits                 47,298              (6,238)
                        Accounts payable                              (5,275)            439,763
                        Accrued expenses                             296,854             374,996
                        Other                                          3,485             555,368
                                                                 -----------         -----------
                                                                 $   361,272           1,528,131
                                                                 ===========         ===========

         During the year ended February 29, 1996, the amounts of cash interest paid was $250,000 (1995 - $250,000). No income taxes were paid during 1996 or 1995.

         All short-term, highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

(12)     Related-party Transactions

         In 1993, the Company entered into an agreement, which expires on December 31, 2011, with a shareholder whereby the Company has granted the licensee certain production and distribution rights to a technology that the Company still maintains after the TCPI transaction, but which is not expected to be pursued for commercialization. No fee revenue was recognized in fiscal 1996 and 1995.

(13)     Subsequent Event

         In March 1996, the Company executed agreements which provided the Company with a controlling interest in Vista. The Company had previously made certain working capital advances to Vista before the consummation of this transaction. Such amounts totaled $251,500 at February 29, 1996.

         The Company executed a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. The Company and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to the Company at a value of $5,150,000 plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by the Company with a fair value on the date of the transaction of $3,550,000 (original cost basis to the Company of $3,032,000).

                                      F-19                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY
              Notes to Consolidated Financial Statements, Continued
                           (Expressed in U.S. Dollars)



(13)     Subsequent Event, cont.

         The Company also has an option to purchase up to an additional 250,000 newly issued shares of Vista common stock at an option price of $2.50 in cash. This option is exercisable at any time up to September 30, 1996.

         In addition, in a separate transaction, the Company agreed to provide 4,500,000 newly issued Ordinary Shares in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders.

         As a result of these transactions, the Company acquired approximately 61% of the voting interest in Vista. The acquisition will be accounted for utilizing the purchase accounting method in fiscal 1997.

         The following unaudited pro forma condensed consolidated balance sheet reflects the transaction as if it had occurred on February 29, 1996.

                                                                                   Pharma
                                                                                Patch Public
                                                                                   Limited         Vista
                                                                                   Company     Technologies
                                                                                    as of       Inc. as of
                                                                                   Feb.29,        Dec.31,
                        Assets                                                      1996           1995
                        ------                                                      ----           ----

Cash, accounts receivable, prepaid expenses, investment
  securities and other assets                                                  $    943,012        869,429
Property and equipment                                                                 --        1,414,920
Investment in Technical Chemicals and Products, Inc.                             16,805,320           --
Cost in excess of net assets acquired                                                  --             --
                                                                               ------------    -----------
                         Total assets                                          $ 17,748,332      2,284,349
                                                                               ============    ===========

                Liabilities and Shareholders' Equity (Deficiency)

Accounts payable, note payable, current portion of long-term debt, redeemable
     common stock, accrued liabilities, deferred revenue and other liabilities    3,167,034      1,256,179

Long-term debt                                                                         --          783,833
Minority interest                                                                      --          603,914
                                                                               ------------    -----------
                         Total liabilities                                        3,167,034      2,643,926
                                                                               ------------    -----------

Shareholders' equity (deficiency):

     Common stock at par value                                                    2,256,756         13,231
     Premium in excess of par value                                              15,404,580     13,513,796
     Deficit                                                                     (6,249,628)   (14,160,572)
     Foreign currency adjustment                                                     (6,518)       273,968
     Unrealized appreciation on equity securities (net of deferred taxes)         3,176,108           --
                                                                               ------------    -----------

                         Total shareholders' equity
                                 (deficiency)                                    14,581,298       (359,577)
                                                                                -----------    -----------

                         Total liabilities and shareholders'
                            equity (deficiency)                                $ 17,757,332      2,284,349
                                                                               ============    ===========





                                                                                                                    Pro forma
                                                                                          Adjustments                 totals
                                                                                    ----------------------            as of
                        Assets                                                      Debit           Credit             1996
                        ------                                                      -----           ------             ----

Cash, accounts receivable, prepaid expenses, investment
  securities and other assets                                                             --            --          1,812,441
Property and equipment                                                                    --            --          1,414,920
Investment in Technical Chemicals and Products, Inc.                                      --            --         16,805,329
Cost in excess of net assets acquired                                            5,763,930(a)           --          5,763,930
                                                                                 --------------   ----------      -----------
                         Total assets                                            5,763,930              --         25,796,611
                                                                                 ==============   ==========      ===========

                Liabilities and Shareholders' Equity (Deficiency)

Accounts payable, note payable, current portion of long-term debt, redeemable common stock, accrued liabilities, deferred revenue and other liabilities
                                                                                           --           --          4,423,213
Long-term debt                                                                             --           --            783,833
Minority interest                                                                          --      2,047,394(b)     2,651,308
                                                                                 --------------   ----------      -----------
                         Total liabilities                                                 --      2,047,394        7,858,354
                                                                                 --------------   ----------      -----------

Shareholders' equity (deficiency):

     Common stock at par value                                                       15,800(c)       911,300(c)     3,165,487
     Premium in excess of par value                                              16,960,236(c)     5,620,700(c)    17,578,840
     Deficit                                                                               --     14,160,572(c)    (6,249,628)
     Foreign currency adjustment                                                           --           --            267,450
     Unrealized gain or equity securities (net of deferred taxes)

                                                                                           --           --          3,176,108
                                                                                 --------------   ----------      -----------

                         Total shareholders' equity
                                 (deficiency)                                    16,996,036       20,692,572       17,938,257
                                                                                 --------------   ----------      -----------

                         Total liabilities and shareholders'
                            equity (deficiency)                                  16,976,036       22,739,966      25,796,611

                                                                                 ==============   ==========      ===========

                                      F-20                           (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY
              Notes to Consolidated Financial Statements, Continued
                           (Expressed in U.S. Dollars)



(13)     Subsequent Event, cont.

(a) To record the cost in excess of net assets acquired related to the Vista acquisition. Consideration for both components of the Vista transaction include the following:


         Cash                                                  $    500,000
         Note payable                                               750,000

         TCPI investment (200,000 shares)                         3,032,000
         Pharma Patch Public Limited Company common stock
              (4,500,000 shares)                                  2,250,000
              ----------                                          ---------
                                                                $ 6,532,000
                                                                  =========

         The cost in excess of net assets acquired was calculated utilizing the original carrying value of the TCPI investment ($15.16 per share). TCPI shares had a fair value of $22.00 per share on the date of the Vista transaction and are currently trading at approximately $14.00 per share.

(b) To record the minority interest in the consideration paid by Pharma Patch Public Limited Company for Vista (38.7%).

(c) To record the issuance of 4,500,000 newly issued shares of the Company at a fair market value of $.50 per share and to eliminate prior ownership of Vista (including 2,260,000 newly issued shares of Vista).