Form 10-Q
period 1996-05-31
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-07-22
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                          Commission file No: 1-12836

                      PHARMA PATCH PUBLIC LIMITED COMPANY

- ------------------------------------------------------------------------------
                (Exact Name of issuer as Specified in its Charter)


        Ireland                                         Not Applicable
- ---------------------------------                  ---------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation)                                          Identification No.)

                    15/16 Fitzwilliam Place, Dublin, Ireland
                    ----------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                               011-353-1-662-5222
                               ------------------
                 Issuer's Telephone Number, Including Area Code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                 Yes   X                        No
                     -----                         -----

The number of ordinary shares of Registrant outstanding as of May 31, 1996 was 16,915,211 shares.

                      PHARMA PATCH PUBLIC LIMITED COMPANY

                                     INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                            Page No.
                                                                                            --------
         Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -- February 29, 1996
         May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Unaudited Consolidated Statement of Operations -- Year ended
         February 29, 1996, three months ended May 31, 1996 and
         May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Unaudited Consolidated Statement of Cash Flows --
         The three months ended May 31, 1996 and
         May 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Unaudited Statement of Changes in Stockholders Equity --
         Three months ended May 31, 1996 and May 31, 1995 . . . . . . . . . . . . . . . . . . 6

         Unaudited Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 7

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


PART 2 -- OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          (Expressed in U.S. dollars)

                                                             UNAUDITED
                                                        as at May 31, 1996         February 29, 1996
- -----------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT
 Cash and cash equivalents                                       3,626,593                   668,822
 Accounts receivable                                               307,810                    22,690
 Due from Vista                                                      --                      251,500
 Investment in TCPI - available for sale, at
    market price                                                 6,698,488                16,805,320
 Prepaids & other assets                                           263,380                     --
- -----------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                           10,896,271                17,748,332
- -----------------------------------------------------------------------------------------------------
 Fixed assets                                                    1,126,375                     --
 Investments in subsidiaries                                     2,149,818                     --
 Long term receivables                                             191,571                     --
 Goodwill                                                        4,534,874                     --
- -----------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                   18,898,909                17,748,332
=====================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIENCY)
 CURRENT
 Accounts payable                                                1,950,100                   683,269
 Accrued expenses                                                1,180,240                   773,553
 Deferred tax liability                                              --                    1,710,212
- -----------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                       3,130,340                 3,167,034
- -----------------------------------------------------------------------------------------------------
 Long Term Debt                                                    660,196                      --

- -----------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                               3,890,536                 3,167,034
- -----------------------------------------------------------------------------------------------------
 Minority Interest                                               3,025,306                     --

 SHAREHOLDERS' EQUITY (DEFICIENCY)
 Capital stock
      Authorized
         52,046,576 Ordinary Shares
 Issued and outstanding [16,915,211 at
      May 31, 1996; 11,410,633 at
      February 29, 1996 ]
      Ordinary Shares, at par value                              2,343,678                 2,256,756
      Premium in excess of par value                            18,387,064                15,404,580
      Deficit                                                   (6,979,820)               (6,249,628)
 Cumulative translation adjustment                                 369,057                    (6,518)
 Unrealized gain (loss) on securities available
    for sale (net of deferred taxes of
 $1,710,212 at February 29, 1996                                (2,036,912)                3,176,108
- -----------------------------------------------------------------------------------------------------
 Total shareholders' equity (deficiency)                        12,083,067                14,581,298
- -----------------------------------------------------------------------------------------------------
                                                                18,898,909                17,748,332
=====================================================================================================

                                PHARMA PATCH PLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (Expressed in U.S. dollars)

                                                                 UNAUDITED
                                                   ------------------------------------
                                                                                                    For the Year Ended
                                                     For the Three Months Ended May 31                  February 29
                                                   ------------------------------------           ----------------------
                                                        1996                   1995                        1996
- ------------------------------------------------------------------------------------------------------------------------
  REVENUES                                                482,732                   --                          --
- ------------------------------------------------------------------------------------------------------------------------
  EXPENSES
  Administration                                          871,526                 180,786                   1,798,524
  Depreciation and amortization                           149,788                   --                          --
  Foreign exchange (gain) loss                                567                   --                          --
  Interest income                                          (2,894)                  --                          2,285

- ------------------------------------------------------------------------------------------------------------------------
                                                        1,018,987                 180,786                   1,800,809
- ------------------------------------------------------------------------------------------------------------------------
  Loss from operations                                    536,255                 180,786                   1,800,809
- ------------------------------------------------------------------------------------------------------------------------
  Loss on sale of investment                              254,903                   --                          --
  Equity investee loss                                      7,468                   --                          --
  Minority interest loss for period                       (68,434)                  --                          --
  Other income                                              --                     (5,884)                    (72,136)
- ------------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations                         730,192                 174,902                   1,728,683
- ------------------------------------------------------------------------------------------------------------------------
  Discontinued Operations

  Loss from discontinued operations                         --                   (703,444)                 (2,593,468)
  Gain on sale of business segment                          --                      --                     16,412,827
- ------------------------------------------------------------------------------------------------------------------------
  Gain (loss) on discontinued operations                    --                   (703,444)                 13,819,359
- ------------------------------------------------------------------------------------------------------------------------
  NET EARNINGS (LOSS) FOR THE PERIOD                     (730,192)               (878,346)                 12,090,676

  Deficit, beginning of Period                         (6,249,628)            (18,340,304)                (18,340,304)
- ------------------------------------------------------------------------------------------------------------------------
  DEFICIT, END OF PERIOD                               (6,979,820)            (19,218,650)                 (6,249,628)
========================================================================================================================
  Per share of common stock
       Loss from continuing operations                       (.05)                   (.04)                       (.22)
       Discontinued operations                                  0                    (.14)                       1.72
       Net earnings (loss)                                   (.05)                   (.18)                       1.50
========================================================================================================================
  Weighted average number of
       Ordinary Shares outstanding                     15,580,315               4,960,425                   8,033,265
========================================================================================================================

                                PHARMA PATCH PLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. dollars)

                                                                  UNAUDITED
                                                     ------------------------------
                                                          For the Three Months
                                                              Ended May 31
                                                     ------------------------------
                                                         1996                 1995
- -----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net earnings (loss) for the year                       (730,192)               (878,346)
 Add non-cash items
      Depreciation and amortization                      149,788                  91,941
      Write-down of fixed assets                           --                      --
      Gain on sale of business                             --                      --
      Non cash payment of expense                          --                      --
      Loss on sale of investment                         254,903                   --
      Non cash payment of expenses                       208,690                   --
      Other cash payments                                 13,975                   --
 Net change in non-cash working
      capital items                                      570,617                  38,354
- -----------------------------------------------------------------------------------------------
                                                         467,781               (748,051)
- -----------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Purchase of fixed assets                                 (5,412)                (30,312)
 Net proceeds of sale of investment                    2,928,696                   --
 Investment in Vista, net of cash acquired              (710,188)                  --
- -----------------------------------------------------------------------------------------------
                                                       2,213,096                 (30,312)
- -----------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Issue of shares, net                                    276,894                 832,700
- -----------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash
     equivalents for the period                        2,957,771                  54,337
 Cash and cash equivalents, beginning of period          668,822                 638,745
- -----------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period              3,626,593                 693,082
===============================================================================================

                                PHARMA PATCH PLC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED MAY 31, 1995 AND 1996
                          (Expressed in U.S. dollars)

- ------------------------------------------------------------------------------------------------------

                                              Number of                         Premium in Excess
                                               Shares           Par Value          of Par Value

- ------------------------------------------------------------------------------------------------------
 Balance on
      February 28, 1995                       5,740,253          2,183,643           11,448,439

 Issuance of Stock-(Unaudited)

      Payment of Professional Fees               21,500                254               20,027

      Payment of Accrued Salaries               174,167              2,525              171,642

      Private Placement
           Share Issuance Costs                      --                 --              (80,748)
 Net Income (Loss) May 31, 1995
      (unaudited)                                    --                 --                   --
- ------------------------------------------------------------------------------------------------------
 Balance May 31, 1995 (Unaudited)             6,654,920          2,196,848           12,267,934
======================================================================================================
 Balance on
      February 29, 1996                      11,410,633          2,256,756           15,404,580

 Issuance of Stock (Unaudited)

      Payment of Professional Fees              404,578              6,350              202,340

      Shares issued to acquire 900,000
           of Vista's outstanding
           common stock                       4,500,000             71,100            2,178,900

      Private Placement                         600,000              9,472              285,528
           Share Issuance Costs                      --                 --              (18,106)

 Unrealized gain on capital issued by
      Vista Technologies, Inc.                       --                 --              333,822

 Cumulative translation adjustment
     related to Vista                                --                 --                   --

  Unrealized gain (Loss) on Equity
      Securities for the Period                      --                 --                   --

 Net Loss May 31, 1996 (Unaudited)                   --                 --                   --
- ------------------------------------------------------------------------------------------------------
 Balance May 31, 1996 (Unaudited)            16,915,211          2,343,678           18,387,064
======================================================================================================



- --------------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative        Unrealized
                                                Accumulated         Translation        Gain (Loss) on          Total Shareholder
                                                  Deficit            Adjustment           Equity                     Equity
                                                                                         Securities                (Deficiency)
- --------------------------------------------------------------------------------------------------------------------------------
 Balance on
      February 28, 1995                        (18,340,304)                    --                  --                (4,708,222)

 Issuance of Stock-(Unaudited)
      Payment of Professional Fees                      --                     --                  --                    20,281

      Payment of Accrued Salaries                       --                     --                  --                   174,167

      Private Placement
           Share Issuance Costs                         --                     --                  --                   (80,748)
 Net Income (Loss) May 31, 1995
      (unaudited)                                 (878,346)                    --                  --                  (878,346)
- --------------------------------------------------------------------------------------------------------------------------------
 Balance May 31, 1995 (Unaudited)              (19,218,650)                    --                  --                (4,753,868)
================================================================================================================================
 Balance on
      February 29, 1996                         (6,249,628)                (6,518)          3,176,108                14,581,298

 Issuance of Stock (Unaudited)

      Payment of Professional Fees                      --                     --                                       208,690

      Shares issued to acquire 900,000
           of Vista's outstanding
           common stock                                 --                     --                                     2,250,000

      Private Placement                                 --                     --                                       295,000
           Share Issuance Costs                         --                     --                                       (18,106)

 Unrealized gain on capital issued by
      Vista Technologies, Inc.                          --                     --                                       333,822

 Cumulative translation adjustment
     related to Vista                                   --                375,575                                       375,575

 Unrealized gain (Loss) on Equity
      Securities for the Period                         --                     --          (5,213,020)               (5,213,020)

 Net Loss May 31, 1996 (Unaudited)                (730,192)                    --                                      (730,912)
- --------------------------------------------------------------------------------------------------------------------------------
 Balance May 31, 1996 (Unaudited)               (6,979,820)               369,057          (2,038,912)               12,083,067
================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
Unaudited


All information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition, Results of Operations and Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10KSB for the year ended February 29, 1996. Operating results for the three month period ending May 31, 1996 are not necessarily indicative of the results that may be obtained for the entire year.

1.       ORGANIZATION

Pharma Patch Plc ("Pharma Patch") or ("the Company") is currently engaged, through its subsidiary Vista Technologies, Inc., in providing photorefractive keratectomy ("PRK") and other laser vision correction ("LVC") facilities and services to the health care industry. The Company was incorporated under the laws of the Republic of Ireland in January, 1992. Prior to July, 1993, Pharma Patch had no significant assets or operations.

On November 15, 1995, the Company sold substantially all of the operating assets to Technical Chemicals and Products, Inc. (TCPI) for a gain of approximately $16.4 million. These assets included 11 U.S. patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by the Company and one of its subsidiaries fixed assets. In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 and satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc. (Flora). As a result of this transaction, the Company owned 9.9% of TCPI's outstanding common shares.

On January 16, 1996, the Company entered into a supplemental agreement with TCPI which amended certain provisions of the November 1995 asset purchase agreement. TCPI has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares (Offering). Pursuant to the terms of the supplemental agreement, the Company executed a lock-up letter with the representative of the TCPI Underwriters providing that it would not sell or otherwise dispose of any of its shares of common stock for a period to expire 180 days following the closing date of the Offering (April 30, 1996) without their prior consent. As consideration for the execution of the lock-up agreement, TCPI (i) terminated an existing lock-up agreement covering TCPI common stock owned by the Company, executed in connection with the asset purchase agreement; (ii) effective as of closing date of the Offering, terminated the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the asset purchase agreement which, among other things, limited the Company's ability to vote or dispose of its shares of common stock; (iii) allowed the Company to offer for sale 100,000 shares of this common stock in the Offering (plus up to an additional 110,000 if the Underwriters over-allotment option is exercised); (iv) effective as of the closing date of the Offering, issued to the Company a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share Offering price; and (v) file a Registration Statement on Form S-3 to register all of the remaining shares of common stock owned by the Company after the Offering. On April 30, 1996, TCPI completed the offering whereby Pharma Patch sold 210,000 of its TCPI stock for net proceeds of approximately $2.9 million.

On March 21, 1996, the Company completed the acquisition of 61.3% of the voting interest of Vista Technologies, Inc. ("Vista"). Vista provides photo refractive keratectomy (PRK) and other laser vision correction ("LVC") facilities and services to the health care industry.

The Company executed a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. The Company and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to the Company plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by the Company with a fair value on the date of the transaction of $3,550,000 (original cost basis to the Company of $3,032,000). The Company repaid the $750,000 note in full during the first quarter of fiscal 1997. The Company also received an option to acquire 250,000 Vista shares at $2.50 per share.

In a separate transaction, the Company agreed to provide 4,500,000 newly issued Ordinary Shares in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders.


2.       SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries. The Company owned 47.1% (see Minority Interest note) of Vista's issued and outstanding common shares on May 31, 1996, and these accounts are also included in the consolidated financial statements (since the acqusition at the
end of March 1996).   All significant intercompany balances and transactions
have been eliminated on consolidation.


FIXED ASSETS

Fixed Assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates which are expected to charge operations with the cost of the assets over their estimated useful lives ranging from 3 to 10 years.

REVENUE RECOGNITION

Revenues are recognized when services are performed. Product development fees included in discontinued operations represent charges to third parties for research and development work performed by the Company and are recorded in the period the fees are earned.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expenditures included in discontinued operations are charged to expense as incurred.

FOREIGN CURRENCY TRANSLATION

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

As a result of the Company's transaction and consolidation of Vista's financial statements at May 31, 1996, a balance of $369,057 relating to foreign currency adjustment at quarter end exists. This amount arises from Vista's
European subsidiaries.

Fixed Assets
Fixed assets consist of the following at May 31, 1996:

Eximer laser and other technical equipment                    1,084,735
Other furniture and equipment                                    41,640
                                                            -----------
                                                              1,126,375


Goodwill

Goodwill on the Company's Consolidated Balance Sheet represents the excess purchase price paid for Vista after allocating the purchase price to the net assets. Goodwill is being amortized on over 15 years on a straight-line method, pending final review of the allocation of the purchase price by the Company's management. Goodwill at May 31, 1996 is as follows:

Goodwill                                                      4,585,828
Less:  Accumulated amortization                                 (50,954)
                                                            -----------
                                                              4,534,874
                                                            ===========

MINORITY INTEREST

On March 21, 1996, the Company acquired 61.3% on the issued and outstanding common stock on Vista. In May 1996, Vista issued 1,450,000 shares of its common stock to acquire interests in three developmental stage companies involved in providing PRK and other LVC facilities and services to the health care industry. The shares issued by Vista reduced the Company's ownership in Vista from 61.3% to 47.1% at May 31, 1996. The results of Vista have been included in the consolidated financial statements of the Company as the Company continues to have control of Vista through its Board of Directors representation as well as the active roles the Company's officers have over the day-to-day operations of Vista. Additionally, in July the Company increased its ownership in Vista from 47.1% to 48.7% by exercising 200,000 of its 250,000 existing rights to acquire Vista common stock.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES AVAILABLE FOR SALE
Equity securities that are purchased with the intent and ability to hold as investments are classified as investment securities available for sale and are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders equity. At May 31, 1996 Investment Securities available for sale consist of 576,214 shares of common stock in TCPI.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

The Company acquired 61.3% of Vista on March 21, 1996. Operations of the Company for the three months ended May 31, 1996 consisted primarily of providing photorefractive keratectomy (PRK) and other laser vision correction (LAC) facilities to the healthcare industry through its subsidiary Vista since the acquisition in March 1996. Additionally, the Company completed Private Placement financing in April 1996 contributing net proceeds of approximately $276,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1996

Revenues for the three months ended May 31, 1996 were generated from photo refractive keratectomy and other laser vision correction facility and service fees earned by European operations of the Company's subsidiary Vista. The Company did not generate any revenue for the comparable prior year period.

Expenses for the three month period ended May 31, 1996 totalled $1,018,987. The increase of $838,201 from the three months ended May 31, 1995 is primarily attributable to the inclusion of Vista operations in the companies first quarter financial statements. Total expenses of $1,018,987 consist primarily of salaries, equipment (excimer lasers) and facility leases related to the laser vision correction operations and depreciation and amortization.

During the first quarter ended May 31, 1996 the Company sold 210,000 shares of TCPI generating a loss including commissions of $254,903.

The net loss for the three months ended May 31, 1996 was $730,192 or $0.05 per share compared to $878,346 or $0.18 per share for the three months ended May 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has relied upon private and public equity financing and internally generated cash flows to finance its operations.

The increase in cash of $2,957,777 from February 29, 1996 to May 31, 1996 represents the net proceeds from the balance of a closing of the Private Placement ($276,894) and the net proceeds form the sale of 210,000 shares of TCPI shares ($2,928,696) offset primarily by the net cash component of the purchase price paid to Vista ($998,500) less cash held by Vista at the time of purchase of $288,312 for a net effect of ($710,188), the purchase of fixed assets ($5,412) and other on-going working capital requirements. The Company has 576,214 shares of TCPI remaining for which the lock up agreement ends in October 1996, at which time the stock can be sold. As of July 19, 1996 the TCPI stock had a market value of $10.25 per share.

The net loss for the three month period ended May 31, 1996 of $730,192 included depreciation and a net change in non-cash working capital of $149,788 and $570,617 respectively.

The Company has had limited operating revenues and has accumulated a deficit of $6,979,820. The Company expects to continue to incur operating losses until such time, if ever, it generates sufficient revenues. There is no assurance that the Company will ever operate profitably.


                                PHARMA PATCH PLC
                        UNAUDITED CONDENSED CONSOLIDATED
                       PRO FORMA STATEMENT OF OPERATIONS
                       For the three month periods ended
                             May 31, 1996 and 1995





                               For the                    For the
                            three months               three months
                         ended May 31, 1996         ended May 31, 1995

 Revenue                       724,098                    561,028

 Loss from operations         (830,301)                 (1,961,867)

 Earnings Per Share               (.05)                       (.18)




See accompanying notes.



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.       Exhibits

         Pro Forma Condensed Consolidated Statements of Operations

B.       Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PHARMA PATCH PUBLIC LIMITED COMPANY
                      -----------------------------------
                                   Registrant




Date:  July 22, 1996                By:   /s/ MURRAY D. WATSON
                                         ------------------------------------
                                           \s\Murray D. Watson
                                           Chairman & Chief Executive Officer

INTRODUCTION

The following unaudited condensed consolidated pro forma financial information represents the results of operations of the Company and Vista as if the acquisition has occurred as of March 1, 1996 and March 1, 1995. The unaudited condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had the company and Vista constituted a single entity during such periods nor does it represent a basis for assessing future performance.

'
                                EXHIBIT INDEX
                                -------------

Exhibit No.                           Description
- -----------                           -----------

 Ex. 27            Financial Data Schedule