Form 10-Q/A
period 1996-05-31
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-07-23
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 1


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

The net loss for the three month period ended May 31, 1996 of $730,192 included depreciation and amortization and a net change in non-cash working capital of $149,788 and $570,617 respectively.

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

                 Form 8-K dated April 1, 1996

                 Form 8-K dated May 6, 1996

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