Form 10QSB
period 1996-08-31
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-10-22
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                          Commission file No: 1-12836

                      PHARMA PATCH PUBLIC LIMITED COMPANY
       (Exact Name of small business issuer as Specified in its Charter)

        Ireland                                    Not Applicable
(State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation)                              Identification No.)

                    15/16 Fitzwilliam Place, Dublin, Ireland
               (Address of Principal Executive Office) (Zip Code)

                               011-353-1-662-5222
                 Issuer's Telephone Number, Including Area Code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                 Yes   X                            No
                     -----                             -----
The number of ordinary shares of Registrant outstanding as of August 31, 1996 was 16,942,175 shares.

                      PHARMA PATCH PUBLIC LIMITED COMPANY
                                     INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                       Page No.
         Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets -- February 29, 1996,
         August 31, 1996, and August 31, 1995 . . . . . . . . . . . . . . .  3

         Unaudited Consolidated Statements of Loss and Deficit -- Year ended February 29, 1996, three months ended August 31, 1996 and
         1995 and six months ended August 31, 1996 and August 31, 1995 . . . 4

         Unaudited Consolidated Statements of Cash Flows -- Year Ended February 29, 1996 and six months ended August 31, 1996 and
         August 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Unaudited Statement of Changes in Stockholders Equity --
         Six months ended August 31, 1996 and August 31, 1995 . . . . . . .  6

         Unaudited Notes to Financial Statements  . . . . . . . . . . . . .  7

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . 12

PART 2 -- OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          (Expressed in U.S. dollars)

                                                                                       UNAUDITED
                                                                               -----------------------
                                                              February 29              August 31
                                                                 1996            1996            1995
                                                                  $               $               $
-------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                       668,822       1,745,120         500,518
Accounts receivable                                              22,690         101,867         381,057
Due from Vista                                                  251,500               -               -
Investment in TCPI - available for sale at market price      16,805,320       4,753,766               -
Prepaid expenses and other assets                                               222,848          67,788
-------------------------------------------------------------------------------------------------------

Total Current assets                                         17,748,332       6,823,601         949,363
-------------------------------------------------------------------------------------------------------
Fixed assets                                                          -       1,086,239         749,489
Investments in affiliates                                             -       3,651,804               -
Investments - held to maturity                                        -         116,450               -
Long term receivables                                                 -         193,200               -
Goodwill net of amortization                                          -       4,458,443               -
Promissory notes                                                      -               -         741,250
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                 17,748,332      16,329,737       2,440,102
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY)
Current
Accounts payable                                                683,269       1,213,003         647,295
Accrued expenses                                                773,553       1,395,272         625,715
Deferred tax liability                                        1,710,212               -               -
Current portion of note payable                                       -          96,591               -
Current portion of long term debt                                     -         138,362               -
Current portion of obligation under lease                             -          67,588               -
-------------------------------------------------------------------------------------------------------

Total current liabilities                                     3,167,034       2,910,816       1,273,010
-------------------------------------------------------------------------------------------------------
Note Payable - net of current portion                                 -         277,777       5,000,000
Long Term Debt - net of current portion                               -         471,228               -
Obligation under capital lease - net of current portion               -         155,241               -
-------------------------------------------------------------------------------------------------------

Total Liabilities                                             3,167,034       3,815,062       6,273,010
-------------------------------------------------------------------------------------------------------

Minority Interest                                                     -       3,180,928               -

Shareholders' equity (deficiency)
Capital stock
  Authorized - 52,046,576 Ordinary Shares
Issued and outstanding (16,942,175 at
  August 31, 1996; 11,410,633 at
  February 29, 1996 and 8,724,772 at
  August 31, 1995)
    Ordinary Shares, at par value                             2,256,756       2,343,912       2,229,631
    Premium in excess of par value                           15,404,580      17,947,324      14,015,164
    Cumulative translation adjustment                            (6,518)        229,429               -
Deficit                                                      (6,249,628)     (7,574,785)    (20,077,703)
Unrealized gain (loss) on securities for sale
  (net of deferred taxes of $1,710,212 at
  February 29, 1996)                                          3,176,108      (3,612,133)              -
-------------------------------------------------------------------------------------------------------

Total shareholders' equity (deficiency)                      14,581,298       9,333,747      (3,832,908)
-------------------------------------------------------------------------------------------------------

                                                             17,748,332      16,329,737       2,440,102
-------------------------------------------------------------------------------------------------------

See accompanying notes.

                                PHARMA PATCH PLC
                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                          (Expressed in U.S. dollars)


                                                                        UNAUDITED                       UNAUDITED
                                                               ---------------------------      --------------------------
                                              For the Year        For the Three Months              For the Six Months
                                                 Ended                   Ended                            Ended
                                              February 29              August 31                        August 31
--------------------------------------------------------------------------------------------------------------------------
                                                  1996            1996            1995             1996           1995
                                                   $               $               $                $              $
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Product development fees                               --         786,075               --       1,268,807              --
--------------------------------------------------------------------------------------------------------------------------
EXPENSES
Administration                                  1,798,524       1,257,476          360,457       2,129,002         537,582
Research and development                               --              --               --              --              --
Depreciation and amortization                          --         134,331               --         284,119              --
Foreign exchange loss (gain)                           --          (4,820)          11,743          (4,253)         15,607
Interest expense (income)                           2,285            (685)          (4,242)         (3,579)         (9,352)
--------------------------------------------------------------------------------------------------------------------------
                                                1,800,809       1,386,302          367,958       2,405,289         543,837
--------------------------------------------------------------------------------------------------------------------------
Loss from operations                           (1,800,809)       (600,227)        (367,958)     (1,136,482)       (543,837)
--------------------------------------------------------------------------------------------------------------------------
Loss on sale of investment                             --              --               --         254,903              --
Equity investee loss                                   --         472,665               --         480,133              --
Minority interest loss for period                      --        (477,927)              --        (546,361)             --
Other income                                      (72,126)             --               --              --              --
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                (1,728,683)       (594,965)        (367,958)     (1,325,157)       (543,837)
--------------------------------------------------------------------------------------------------------------------------
Discontinued Operations
Loss from discontinued operations              (2,593,468)             --         (491,095)             --      (1,193,562)
Gain on sale of business segment               16,412,627              --               --              --              --
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on discontinued operations         13,819,359              --         (491,095)             --      (1,193,562)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for the period             12,090,676        (594,965)        (859,053)     (1,325,157)     (1,737,399)
--------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of period                  (18,340,304)     (6,979,820)     (19,218,650)     (6,249,628)    (18,340,304)
--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                         (6,249,628)     (7,574,785)     (20,077,703)     (7,574,785)    (20,077,703)
--------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Ordinary Share
  Loss from continuing operations                      --            (.04)            (.05)           (.08)           (.07)
  Discontinued operations                            0.70             na              (.06)            na             (.16)
  Net earnings (loss)                                0.70            (.04)            (.11)           (.08)           (.23)
--------------------------------------------------------------------------------------------------------------------------
Number of Ordinary Shares outstanding
  used for Earnings Per Share Purposes(1)      19,677,650      16,253,908        7,692,099      16,253,908       7,692,099

---------------

(1) The modified treasury method was used for the year ended February 29, 1996 Earnings (Loss) Per Share calculation due to the dillutive effect of outstanding warrants. The weighted average method was used for all other periods.


See accompanying notes.

                                PHARMA PATCH PLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. dollars)

                                   UNAUDITED

                                                                                              UNAUDITED
                                                                               --------------------------------------
                                                            FOR THE YEAR ENDED       FOR THE SIX MONTHS ENDED
                                                                 FEBRUARY 29                   AUGUST 31
                                                            ---------------------------------------------------------
                                                                     1996              1996                   1995
                                                                      $                 $                      $
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                12,090,676       (1,325,157)           (1,737,399)
Add non-cash items
   Depreciation and amortization                                      253,958          284,119               181,201
   Write-down of fixed assets                                           9,900               --                    --
   Gain on sale of business                                       (16,412,827)         219,635                    --
   Non-cash payments of expenses                                    1,842,478          215,735                    --
   Loss on sale OF investment                                              --          254,903                    --
   Minority interest loss for period                                                  (546,361)
   Equity investee loss                                                    --          480,133                    --
Net change in non-cash working capital items                          361,272         (933,994)               79,809
---------------------------------------------------------------------------------------------------------------------
                                                                   (1,854,543)      (1,566,722)           (1,476,389)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase OF fixed assets                                              (50,658)         (23,174)              (30,312)
Advances to Vista                                                    (251,500)              --                    --
Net proceeds of sale of investment                                         --        2,928,696                    --
Investment in Vista, net of cash acquired                                  --         (710,188)                   --
Purchase of equity investments                                             --          (75,000)
---------------------------------------------------------------------------------------------------------------------
                                                                     (302,158)       2,120,334               (30,312)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issue of shares, net                                                2,186,778          701,894             1,368,474
Servicing of obligation under capital lease                                --          (41,715)                   --
Other                                                                      --            6,388                    --
---------------------------------------------------------------------------------------------------------------------
                                                                    2,186,778          666,567             1,368,474
---------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON
   CASH AND CASH EQUIVALENTS                                               --         (143,881)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
     equivalents for the year                                          30,077        1,076,298              (138,227)
Cash and cash equivalents, beginning of year                          638,745          668,822               638,745
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              668,822        1,745,120               500,518
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                               PHARMA PATCH PLC
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Six Month Periods Ended August 31, 1995 and 1996



                                  -------------------------------------------------------------------------------------------------
                                                                                                      UNREALIZED
                                                                                                      GAIN (LOSS)      TOTAL
                                                            PREMIUM IN                  CUMULATIVE        ON        SHAREHOLDER
                                                             EXCESS OF   ACCUMULATED    TRANSLATION     EQUITY        EQUITY
                                   NUMBER OF    PAR VALUE    PAR VALUE     DEFICIT      ADJUSTMENT    SECURITIES   (DEFICIENCY)
                                    SHARES          $            $            $              $             $             $
                                 -------------------------------------------------------------------------------------------------
Balance on
  February 28, 1995               5,740,253     2,183,643    11,448,439  (18,340,304)        --              --     (4,708,222)
Issuance of Stock (Unaudited)
  Payment of Professional Fees      300,389         4,712       324,110          --          --              --        328,822
  Payment of Accrued Salaries       174,167         2,525       171,642          --          --              --        174,167
  Private Placement               1,583,400        24,111     1,540,689          --          --              --      1,564,800
  Shares Issuance Costs                  --            --      (196,326)         --          --              --       (196,326)
  Officers and Directors            926,563        14,640       726,610          --          --              --        741,250
Net (Loss) Aug. 31 1995
  (Unaudited)                            --            --            --   (1,737,399)        --              --     (1,737,399)
                                 -------------------------------------------------------------------------------------------------
Balance on
  August 31, 1995 (Unaudited)     8,724,772     2,229,631    14,015,164  (20,077,703)        --              --     (3,832,908)
                                 -------------------------------------------------------------------------------------------------
Balance on
  February 29, 1996              11,410,633     2,256,756    15,404,580   (6,249,628)    (6,518)      3,176,108     14,581,298
Issuance of Stock (Unaudited)
  Payment of Professional Fees      431,542         6,584       213,051           --         --              --        219,635
  Shares issued to acquire
    900,000 of Vista's
    outstanding common
    stock                         4,500,000        71,100     2,178,900           --         --              --      2,250,000
  Private Placement                 600,000         9,472       290,528           --         --              --        300,000
      Shares Issuance Costs              --            --       (23,106)          --         --              --        (23,106)
Unrealized gain (loss) on
  capital issued by Vista
  Technologies, Inc. (Unaudited)         --            --      (116,629)          --         --              --       (116,629)
Cumulative translation
  adjustment related to
  Vista (Unaudited)                      --            --            --           --    235,947              --        235,947
Unrealized gain (loss) on
  equity securities for
  the period (Unaudited)                 --            --            --           --         --      (6,788,241)    (6,788,241)
Net loss Aug. 31 1996
  (Unaudited)                            --            --            --   (1,325,157)        --              --     (1,325,157)
                                 -------------------------------------------------------------------------------------------------
Balance Aug. 31 1996 (Unaudited) 16,942,175     2,343,912    17,947,324   (7,574,785)    229,429      (3,612,133)     9,333,747
                                 -------------------------------------------------------------------------------------------------



                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in U.S. dollars)
                                   Unaudited

All information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition, Results of Operations and Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10KSB for the year ended February 29, 1996. Operating results for the six month period ending August 31, 1996 are not necessarily indicative of the results that may be obtained for the entire year.

1.        ORGANIZATION

Pharma Patch Plc ("Pharma Patch") or ("the Company") is currently engaged, through its only operating subsidiary Vista Technologies, Inc. ("Vista"), in providing photorefractive keratectomy ("PRK") and other laser vision correction ("LVC") facilities and services to the health care industry. Pharma Patch was incorporated under the laws of the Republic of Ireland in January, 1992. Prior to July, 1993, Pharma Patch had no significant assets or operations.

On November 15, 1995, the Company sold substantially all of the operating assets to Technical Chemicals and Products, Inc. (TCPI) for a gain of approximately $16.4 million. These assets included eleven United States patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by the Company and one of its subsidiaries fixed assets. In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 at November 15, 1995 and satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc. (Flora). As a result of this transaction, the Company owned 9.9% of TCPI's outstanding common shares.

On January 16, 1996, the Company entered into a supplemental agreement with TCPI which amended certain provisions of the November 1995 asset purchase agreement. TCPI filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares (Offering). Pursuant to the terms of the supplemental agreement, the Company executed a lock-up letter with the representative of the TCPI Underwriters providing that it would not sell or otherwise dispose of any of its shares of common stock for a period to expire 180 days following the closing date of the Offering (April 30, 1996) without their prior consent. As consideration for the execution of the lock-up agreement, TCPI (i) terminated an existing lock-up agreement covering TCPI common stock owned by the Company, executed in connection with the asset purchase agreement; (ii) effective as of closing date of the Offering, terminated the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the asset purchase agreement which, among other things, limited the Company's ability to vote or dispose of its shares of common stock; (iii) allowed the Company to offer for sale 100,000 shares of this common stock in the Offering (plus up to an additional 110,000 if the Underwriters over-allotment option was exercised); (iv) effective as of the closing date of the Offering, issue to the Company a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share Offering price; and (v) file a Registration Statement on Form S-3 to register all of the remaining shares of common stock owned by the Company after the Offering. On April 30, 1996, TCPI completed the offering whereby Pharma Patch sold 210,000 of its TCPI stock for net proceeds of approximately $2.9 million.

On March 21, 1996, the Company completed the acquisition of 61.3% of the voting interest of Vista. Vista provides photo refractive keratectomy and other laser vision correction facilities and services to the health care industry.

The Company acquired its position in Vista by executing a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. The Company and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to the Company plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by the Company with a fair value on the date of the transaction of $3,550,000 (original cost basis to the Company of $3,032,000). The Company repaid the $750,000 note in full during the first quarter of fiscal 1997. The Company also received an option to acquire 250,000 Vista shares at $2.50 per share. In a separate transaction, the Company agreed to provide 4,500,000 newly issued Ordinary Shares in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders. A summary of the consideration for both components of the Vista transaction include the following:

                        Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  500,000
                        Note payable  . . . . . . . . . . . . . . . . . . . . . . . .        750,000
                        TCPI investment (200,000 shares)  . . . . . . . . . . . . . .      3,032,000
                                                                                          ----------
                        Sub-total . . . . . . . . . . . . . . . . . . . . . . . . . .      4,282,000
                        Pharma Patch plc common stock (4,500,000 shares)  . . . . . .      2,250,000
                                                                                          ----------
                                                                                          $6,532,000

The cost in excess of net assets acquired of approximately $4.5 million was calculated utilizing the original carrying value of the TCPI investment ($15.16 per share), The Company is currently amortizing such cost in excess of net assets acquired over a 15 year period (final allocation of purchase price not yet complete).

Since March 21, 1996, Pharma Patch's interest in Vista has been diluted by the issuance of Vista stock to Vista's Regional affiliates. As August 31, 1996, Pharma Patch owns 44.6% of the issued and outstanding shares of Vista.

2.       SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's February 29, 1996 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and the Management, Discussion and Analysis included herewith.

The results of operations for the interim period ended August 31, 1996 are not necessarily indicative of the operating results for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries. The Company owned 44.6% (see Minority Interest note) of Vista's issued and outstanding common shares on August 31, 1996, and Vista's accounts are also included in the consolidated financial statements (since the acquisition at the end of March 1996). All significant intercompany balances and transactions have been eliminated on consolidation. Investments in subsidiaries represent Vista's investments in companies in which Vista's ownership will range from 20 to 50 percent. Such investments are accounted for using the equity method.

FIXED ASSETS

Fixed Assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates which are expected to charge operations with the cost of the assets over their estimated useful lives ranging from 3 to 10 years.

Fixed assets consist of the following at August 31, 1996:

                 Eximer laser and other technical equipment . . . . . . . . . . . .  1,896,394
                 Other furniture and equipment  . . . . . . . . . . . . . . . . . .     90,560
                 Less accumulated depreciation and amortization . . . . . . . . . .   (900,715)
                                                                                     ---------
                                                                                     1,086,239
                                                                                     ---------


REVENUE RECOGNITION

Revenues are recognized when photorefractive keratectomy related facility and service fees are earned. Product development fees in the prior year are included in discontinued operations and represent charges to third parties for research and development work performed by the Company and are recorded in the period the fees are earned.

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

As a result of the Company's transaction and consolidation of Vista's financial statements at August 31, 1996, a balance of $229,429 relating to foreign currency adjustment at quarter end exists. This amount arises from Vista's European subsidiaries.

GOODWILL

Goodwill on the Company's Consolidated Balance Sheet represents the excess purchase price paid for Vista. Goodwill at August 31, 1996 is as follows:

            Goodwill  . . . . . . . . . . . . . . . . . . . . .    4,585,828
            Less: Accumulated amortization  . . . . . . . . . .     (127,385)
                                                                   ---------
                                                                   4,458,443
                                                                   ---------


MINORITY INTEREST

On March 21, 1996, the Company acquired 61.3% on the issued and outstanding common stock on Vista. In May 1996, Vista issued 1,450,000 shares of its common stock to acquire interests in three developmental stage companies involved in providing PRK and other LVC facilities and services to the health care industry.

In June 1996, Vista sold 100,000 common shares for cash proceeds. In July 1996, Vista issued 520,000 to acquire 520,000 Series A preferred shares of five regional affiliates. Pharma Patch exercised its right to acquire 200,000 Vista shares in July 1996. The shares issued by Vista, adjusted for the shares acquired by Pharma Patch, reduced the Company's ownership in Vista from 61.3% to 44.6% at August 31, 1996. The results of Vista have been included in the consolidated financial statements of the Company as the Company continues to have control of Vista through its Board of Directors representation as well as the active roles the Company's officers have over the day-to-day operations of Vista.

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

INVESTMENT SECURITIES AVAILABLE FOR SALE

Equity securities that are purchased which might be sold in order to support the Company's investment strategies and liquidity needs are classified as investment securities available for sale and are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders equity. At August 31, 1996 Investment Securities available for sale consist of 576,214 shares of common stock in TCPI.

PRO FORMA RESULTS

The following unaudited consolidated pro forma financial information represents the results of operations of the Company and Vista as if the acquisition has occurred as of March 1, 1996 and March 1, 1995. The unaudited consolidated financial information does not necessarily reflect the results of operations that would have occurred had the Company and Vista constituted a single entity during such periods nor does it represent a basis for assessing future performance.


                                                                   For the                      For the
                                                                 six months                    six months
                                                            ended August 31, 1996        ended August 31, 1995
                         Revenue from continuing
                           operations . . . . . . . . . .        1,510,173                        933,328
                         Loss from continuing operations.       (1,804,611)                    (3,588,139)
                         Earnings Per Share . . . . . . .             (.11)                          (.56)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

The operations of the Company for the six months ended August 31, 1996 consisted primarily of providing photorefractive keratectomy and other laser vision correction facilities to the healthcare industry through its subsidiary Vista since the acquisition in March 1996. The operations of the Company for fiscal 1996 consisted primarily of the research and development of drug delivery technologies through the Company's wholly owned subsidiary PP Holdings, Inc. On November 15, 1995 the Company sold substantially all of its assets to TCPI for 786,214 shares of TCPI common stock. Operating results related to this business have been treated as discontinued operations in the consolidated financial statements. Accordingly, the financial statements for fiscal 1996 include a loss from the discontinued operations of approximately $2,600,000 and a gain on the sale of approximately $16,400,000. The consolidated financial statements have been prepared in accordance with US GAAP. Additionally, the Company completed the balance of a Private Placement financing in April 1996 contributing net proceeds of approximately $276,000 during the six month period ended August 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996

Revenues of $786,075 for the three months ended August 31, 1996 were generated from photo refractive keratectomy and other laser vision correction facility and service fees earned by the European operations of Vista. The Company did not generate any similar revenue for the comparable prior year period.

Expenses for the three month period ended August 31, 1996 totalled $1,386,302. The increase of $1,018,344 from the three months ended August 31, 1995 is primarily attributable to the inclusion of Vista operations in the Company's second quarter financial statements. Total expenses of $1,386,302 consist primarily of salaries, equipment (excimer lasers) and facility leases related to the laser vision correction operations and depreciation and amortization.

Vista recorded equity investor losses of $472,665 for the three months ended August 31, 1996 relating to its ownership of the losses generated by its regional affiliates.

Pharma Patch reduced its loss for the three month period ended August 31, 1996 by $477,927 to reflect the minority interest in Vista that it does not own. Pharma Patch's loss from discontinued operations for the three month period ended August 31, 1995 was $491,095.

SIX MONTHS ENDED AUGUST 31, 1996

Revenues for the six months ended August 31, 1996 of $1,268,807 versus nil for the six months ended August 31, 1995 were generated from photo refractive keratectomy and other laser vision correction facility and service fees earned by European operations of the Company's subsidiary Vista.

Expenses for the six months ended August 31, 1996 and 1995 were $2,405,289 and $543,837 respectively. The six month period over period increase of $1,861,452 is primarily attributable to the inclusion of Vista operations since March 21, 1996 when the Company acquired its interest in Vista.

During the six months period ended August 31, 1996, the Company sold 210,000 shares of Technical Chemicals and Products, Inc. resulting in a loss on sale of investment of $254,903.

Vista recorded equity investee losses of $480,133 during the six months ended August 31, 1996 relating to its regional affiliates.

The minority interest ownership of Vista for the six months ended August 31, 1996 resulted in minority interest loss for the period of $546,361.

Pharma Patch recorded a loss from discontinued operations of $1,193,562 for the six months ended August 31, 1996. Pharma Patch sold all its assets related to drug delivery technologies to TCPI in November 1995 and accordingly, reports results related to its drug delivery operations as discontinued operations.

The net loss for the six month periods ending August 31, 1996 and 1995 were $1,325,157 and $1,737,399 or $0.08 and $0.23 per share respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has relied upon private and public equity financing and internally generated cash flows to finance its operations.

The increase in cash of $1,076,298 from February 29, 1996 to August 31, 1996 represents the net proceeds from the issuance of shares for net cash proceeds of $701,894 and the net proceeds from the sale of 210,000 TCPI shares of $2,928,696 offset primarily by the net cash component of the purchase price paid to Vista ($998,500) less cash held by Vista at the time of purchase ($288,312) for a net effect of $710,188, the purchase of fixed assets of $23,174 and other on going working capital requirements. The Company has 576,214 shares of TCPI for which the lock up agreement expires October 23, 1996, at which time the shares can be sold. As of October 21, 1996 the TCPI shares had a market value of $8.375 per share.

The net loss for the six month period ended August 31, 1996 included depreciation and amortization and a net change in non-cash working capital of $284,119 and $933,994 respectively.

The Company has had limited operating revenues and has an accumulated deficit of $7,574,785. The Company expects to continue to incur operating losses until such time, if ever, it generates sufficient revenues. There is no assurance that the Company will ever operate profitably.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


A.      Exhibits

        Financial Data Schedule

B.      Reports on Form 8-K

        None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PHARMA PATCH PUBLIC LIMITED COMPANY

                                   Registrant




Date:  October 22, 1996                           By:  /s/ MURRAY D. WATSON
                                                       --------------------
                                                       /s/ Murray D. Watson
                                         Chairman & Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------


    Exhibit No.                        Description
    -----------                        -----------

    Ex. 27                      Financial Data Schedule