Form 10-Q/A
period 1996-05-31
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-12-12
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 2


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


        Ireland                                         Not Applicable
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

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          (Expressed in U.S. dollars)

                                                             UNAUDITED
                                                        as at May 31, 1996         February 29, 1996
-----------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT
 Cash and cash equivalents                                       2,375,781                   668,822
 Accounts receivable                                                22,407                    22,690
 Due from Vista                                                      --                      251,500
 Investment in TCPI - available for sale, at
    market price                                                 4,373,488                16,805,320
-----------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                            6,771,676                17,748,332
-----------------------------------------------------------------------------------------------------
 Fixed assets                                                        5,412                     --
 Investments in and advances to affiliate                        6,802,051                     --
-----------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                   13,579,139                17,748,332
=====================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIENCY)
 CURRENT
 Accounts payable                                                  617,612                   683,269
 Accrued expenses                                                  547,035                   773,553
 Deferred tax liability                                              --                    1,710,212
-----------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                               1,164,647                 3,167,034
-----------------------------------------------------------------------------------------------------

 SHAREHOLDERS' EQUITY (DEFICIENCY)
 Capital stock
      Authorized
         52,046,576 Ordinary Shares
 Issued and outstanding [16,915,211 at
      May 31, 1996; 11,410,633 at
      February 29, 1996 ]
      Ordinary Shares, at par value                              2,343,678                 2,256,756
      Premium in excess of par value                            18,387,064                15,404,580
      Deficit                                                   (6,979,820)               (6,249,628)
 Cumulative translation adjustment                                  (6,518)                   (6,518)
 Unrealized gain (loss) on securities available
    for sale (net of deferred taxes of
 $1,710,212 at February 29, 1996                                (1,329,912)                3,176,108
-----------------------------------------------------------------------------------------------------
 Total shareholders' equity (deficiency)                        12,414,492                14,581,298
-----------------------------------------------------------------------------------------------------
                                                                13,579,139                17,748,332
=====================================================================================================

                                PHARMA PATCH PLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (Expressed in U.S. dollars)

                                                                 UNAUDITED
                                                   ------------------------------------
                                                                                                    For the Year Ended
                                                     For the Three Months Ended May 31                  February 29
                                                   ------------------------------------           ----------------------
                                                        1996                   1995                        1996
------------------------------------------------------------------------------------------------------------------------
  REVENUES                                            $    482,732                   --                          --
------------------------------------------------------------------------------------------------------------------------
  EXPENSES
  Administration                                          871,526                 180,786                   1,798,524
  Depreciation and amortization                           149,788                   --                          --
  Foreign exchange (gain) loss                                567                   --                          --
  Interest income                                          (2,894)                  --                          2,285

------------------------------------------------------------------------------------------------------------------------
                                                        1,018,987                 180,786                   1,800,809
------------------------------------------------------------------------------------------------------------------------
  Loss from operations                                    536,255                 180,786                   1,800,809
------------------------------------------------------------------------------------------------------------------------
  Loss on sale of investment                              254,903                   --                          --
  Equity investee loss                                      7,468                   --                          --
  Minority interest loss for period                       (68,434)                  --                          --
  Other income                                              --                     (5,884)                    (72,136)
------------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations                         730,192                 174,902                   1,728,683
------------------------------------------------------------------------------------------------------------------------
  Discontinued Operations

  Loss from discontinued operations                         --                   (703,444)                 (2,593,468)
  Gain on sale of business segment                          --                      --                     16,412,827
------------------------------------------------------------------------------------------------------------------------
  Gain (loss) on discontinued operations                    --                   (703,444)                 13,819,359
------------------------------------------------------------------------------------------------------------------------
  NET EARNINGS (LOSS) FOR THE PERIOD                     (730,192)               (878,346)                 12,090,676

  Deficit, beginning of Period                         (6,249,628)            (18,340,304)                (18,340,304)
------------------------------------------------------------------------------------------------------------------------
  DEFICIT, END OF PERIOD                              $(6,979,820)            (19,218,650)                 (6,249,628)
========================================================================================================================
  Per share of common stock
       Loss from continuing operations                       (.05)                   (.04)                       (.22)
       Discontinued operations                                  0                    (.14)                       1.72
       Net earnings (loss)                            $      (.05)                   (.18)                       1.50
========================================================================================================================
  Weighted average number of
       Ordinary Shares outstanding                     15,580,315               4,960,425                   8,033,265
========================================================================================================================

                                PHARMA PATCH PLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. dollars)

                                                                  UNAUDITED
                                                     ------------------------------
                                                          For the Three Months
                                                              Ended May 31
                                                     ------------------------------
                                                         1996                 1995
-----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net earnings (loss) for the year                       (730,192)               (878,346)
 Add non-cash items
      Depreciation and amortization                      149,788                  91,941
      Loss on sale of investment                         254,903                   --
      Non cash payment of expenses                       208,690                   --
 Net change in non-cash working
      capital items                                     (291,892)                  38,354
-----------------------------------------------------------------------------------------------
                                                        (408,703)                (748,051)
-----------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Purchase of fixed assets                                 (5,412)                (30,312)
 Net proceeds of sale of investment                    2,928,696                   --
 Investment in Affiliate                              (1,084,516)                  --
-----------------------------------------------------------------------------------------------
                                                       1,838,768                 (30,312)
-----------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Issue of shares, net                                    276,894                 832,700
-----------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash
     equivalents for the period                        1,706,959                   54,337
 Cash and cash equivalents, beginning of period          668,822                  638,745
-----------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period              2,375,781                  693,082
===============================================================================================

                                PHARMA PATCH PLC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED MAY 31, 1995 AND 1996
                          (Expressed in U.S. dollars)

------------------------------------------------------------------------------------------------------

                                              Number of                         Premium in Excess
                                               Shares           Par Value          of Par Value

------------------------------------------------------------------------------------------------------
 Balance on
      February 28, 1995                       5,740,253         $2,183,643           11,448,439

 Issuance of Stock-(Unaudited)

      Payment of Professional Fees               21,500                254               20,027

      Payment of Accrued Salaries               174,167              2,525              171,642

      Private Placement
           Share Issuance Costs                      --                 --              (80,748)
 Net Income (Loss) May 31, 1995
      (unaudited)                                    --                 --                   --
------------------------------------------------------------------------------------------------------
 Balance May 31, 1995 (Unaudited)             5,935,920         $2,186,422           11,559,360
======================================================================================================
 Balance on
      February 29, 1996                      11,410,633          2,256,756           15,404,580

 Issuance of Stock (Unaudited)

      Payment of Professional Fees              404,578              6,350              202,340

      Shares issued to acquire 900,000
           of Vista's outstanding
           common stock                       4,500,000             71,100            2,178,900

      Private Placement                         600,000              9,472              285,528
           Share Issuance Costs                      --                 --              (18,106)

 Unrealized gain on capital issued by
      Vista Technologies, Inc.                       --                 --              333,822

 Cumulative translation adjustment
     related to Vista                                --                 --                   --

  Unrealized gain (Loss) on Equity
      Securities for the Period                      --                 --                   --

 Net Loss May 31, 1996 (Unaudited)                   --                 --                   --
------------------------------------------------------------------------------------------------------
 Balance May 31, 1996 (Unaudited)            16,915,211         $2,343,678           18,387,064
======================================================================================================



--------------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative        Unrealized
                                                Accumulated         Translation        Gain (Loss) on          Total Shareholder
                                                  Deficit            Adjustment           Equity                     Equity
                                                                                         Securities                (Deficiency)
--------------------------------------------------------------------------------------------------------------------------------
 Balance on
      February 28, 1995                        (18,340,304)                    --                  --                (4,708,222)

 Issuance of Stock-(Unaudited)
      Payment of Professional Fees                      --                     --                  --                    20,281

      Payment of Accrued Salaries                       --                     --                  --                   174,167

      Private Placement
           Share Issuance Costs                         --                     --                  --                   (80,748)
 Net Income (Loss) May 31, 1995
      (unaudited)                                 (878,346)                    --                  --                  (878,346)
--------------------------------------------------------------------------------------------------------------------------------
 Balance May 31, 1995 (Unaudited)              (19,218,650)                    --                  --                (5,472,868)
================================================================================================================================
 Balance on
      February 29, 1996                         (6,249,628)                (6,518)          3,176,108                14,581,298

 Issuance of Stock (Unaudited)

      Payment of Professional Fees                      --                     --                  --                   208,690

      Shares issued to acquire 900,000
           of Vista's outstanding
           common stock                                 --                     --                  --                 2,250,000

      Private Placement                                 --                     --                  --                   295,000
           Share Issuance Costs                         --                     --                  --                   (18,106)

 Unrealized gain on capital issued by
      Vista Technologies, Inc.                          --                     --                  --                   333,822

 Cumulative translation adjustment
     related to Vista                                   --                     --                  --                        --

 Unrealized gain (Loss) on Equity
      Securities for the Period                         --                     --          (4,506,020)               (4,506,020)

 Net Loss May 31, 1996 (Unaudited)                (730,192)                    --                  --                  (730,192)
--------------------------------------------------------------------------------------------------------------------------------
 Balance May 31, 1996 (Unaudited)               (6,979,820)                (6,518)         (1,329,912)               12,414,492
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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries. On March 21, 1996, the Company acquired 61.3% on the issued and outstanding common stock on Vista. In May 1996, Vista issued 1,450,000 shares of its common stock to acquire interests in three developmental stage companies involved in providing PRK and other LVC facilities and services to the health care industry. The results of Vista have been consolidated from the acquisition date through May 31, 1996. In late May 1996, the Company's ownership of Vista dropped below 50%. As such, effective May 31, 1996, the Company ceased consolidating the results of Vista and began utilizing the equity method of accounting for investments, due to the Company no longer having a controlling interest. In June 1996, Vista sold 100,000 common shares for cash proceeds. In July 1996, Vista issued 520,000 common shares to acquire 520,000 Series A preferred shares of five regional affiliates. Pharma Patch exercised its rights to acquire 200,000 Vista shares in July 1996.

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

Goodwill

Goodwill resulting from the Company's investment in Vista represents the excess purchase price paid for Vista after allocating the purchase price to the net assets. Goodwill is being amortized on over 15 years on a straight-line method, pending final review of the allocation of the purchase price by the Company's management. Goodwill at May 31, 1996 is as follows:

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

The Company acquired 61.3% of Vista on March 21, 1996. Operations of the Company for the three months ended May 31, 1996 consisted primarily of providing photorefractive keratectomy (PRK) and other laser vision correction (LAC) facilities to the healthcare industry through its subsidiary Vista since the acquisition in March 1996. The results of Vista have been consolidated through May 31, 1996, and then, as a result of Vista's issuance of additional shares of its common stock, the Company's ownership dropped below 50%. Accordingly the equity method of accounting will be utilized from May 31, 1996 forward.

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

The increase in cash of $1,706,959 from February 29, 1996 to May 31, 1996 represents the net proceeds from the balance of a closing of the Private Placement ($276,894) and the net proceeds form the sale of 210,000 shares of TCPI shares ($2,928,696) offset primarily by the net cash component of the purchase price paid to Vista ($998,500), the purchase of fixed assets ($5,412) and other on-going working capital requirements. The Company has 376,214 shares of TCPI remaining for which the lock up agreement ends in October 1996, at which time the stock can be sold. As of July 19, 1996 the TCPI stock had a market value of $10.25 per share.

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


                      PHARMA PATCH PUBLIC LIMITED COMPANY
                      -----------------------------------
                                   Registrant




Date:  December 12, 1996            By:   /s/ MURRAY D. WATSON
                                         ------------------------------------
                                           \s\Murray D. Watson
                                           Chairman & Chief Executive Officer

'
                                EXHIBIT INDEX
                                -------------

Exhibit No.                           Description
-----------                           -----------

 Ex. 27            Financial Data Schedule