Form 10QSB/A
period 1996-08-31
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-12-12
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          (Expressed in U.S. dollars)

                                                                                       UNAUDITED
                                                                               -----------------------
                                                              February 29              August 31
                                                                 1996            1996            1995
                                                                  $               $               $
-------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                       668,822         624,915         500,518
Accounts receivable                                              22,690          23,281         381,057
Due from Vista                                                  251,500               -               -
Investment in TCPI - available for sale at market price      16,805,320       3,103,799               -
Prepaid expenses and other assets                                     -               -          67,788
-------------------------------------------------------------------------------------------------------

Total Current assets                                         17,748,332       3,751,995         949,363
-------------------------------------------------------------------------------------------------------
Fixed assets                                                          -           6,793         749,489
Investments in and advances to affiliate                              -       7,931,431               -
Promissory notes                                                      -               -         741,250
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                 17,748,332      11,690,219       2,440,102
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY)
Current
Accounts payable                                                683,269         690,386         647,295
Accrued expenses                                                773,553         520,034         625,715
Deferred tax liability                                        1,710,212               -               -
-------------------------------------------------------------------------------------------------------

Total current liabilities                                     3,167,034       1,210,420       1,273,010
-------------------------------------------------------------------------------------------------------
Note Payable - net of current portion                                 -               -       5,000,000
-------------------------------------------------------------------------------------------------------

Total Liabilities                                             3,167,034       1,210,420       6,273,010
-------------------------------------------------------------------------------------------------------

Shareholders' equity (deficiency)
Capital stock
  Authorized - 52,046,576 Ordinary Shares
Issued and outstanding (16,942,175 at
  August 31, 1996; 11,410,633 at
  February 29, 1996 and 8,724,772 at
  August 31, 1995)
    Ordinary Shares, at par value                             2,256,756       2,343,912       2,229,631
    Premium in excess of par value                           15,404,580      18,316,829      14,015,164
    Cumulative translation adjustment                            (6,518)         (6,518)              -
Deficit                                                      (6,249,628)     (7,574,785)    (20,077,703)
Unrealized gain (loss) on securities for sale
  (net of deferred taxes of $1,710,212 at
  February 29, 1996)                                          3,176,108      (2,599,639)              -
-------------------------------------------------------------------------------------------------------

Total shareholders' equity (deficiency)                     $14,581,298     $10,479,799      (3,832,908)
-------------------------------------------------------------------------------------------------------

                                                            $17,748,332     $11,690,219       2,440,102
-------------------------------------------------------------------------------------------------------

See accompanying notes.

                                PHARMA PATCH PLC
                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                          (Expressed in U.S. dollars)


                                                                        UNAUDITED                       UNAUDITED
                                                               ---------------------------      --------------------------
                                              For the Year        For the Three Months              For the Six Months
                                                 Ended                   Ended                            Ended
                                              February 29              August 31                        August 31
--------------------------------------------------------------------------------------------------------------------------
                                                  1996            1996            1995             1996           1995
                                                   $               $               $                $              $
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Product development fees                               --              --               --         482,732              --
--------------------------------------------------------------------------------------------------------------------------
EXPENSES
Administration                                  1,798,524         217,037          360,457       1,088,563         537,582
Research and development                               --              --               --              --              --
Depreciation and amortization                          --           1,245               --         151,033              --
Foreign exchange loss (gain)                           --            (637)          11,743             (70)         15,607
Interest expense (income)                           2,285          (9,719)          (4,242)        (12,613)         (9,352)
--------------------------------------------------------------------------------------------------------------------------
                                                1,800,809         207,926          367,958       1,226,913         543,837
--------------------------------------------------------------------------------------------------------------------------
Loss from operations                           (1,800,809)       (207,926)        (367,958)       (744,181)       (543,837)
--------------------------------------------------------------------------------------------------------------------------
Loss on sale of investment                             --              --               --         254,903              --
Equity investee loss                                   --         386,147               --         393,615              --
Minority interest loss for period                      --              --               --         (68,434)             --
Other (income) expense                            (72,126)            892               --             892              --
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                (1,728,683)       (594,965)        (367,958)     (1,325,157)       (543,837)
--------------------------------------------------------------------------------------------------------------------------
Discontinued Operations
Loss from discontinued operations              (2,593,468)             --         (491,095)             --      (1,193,562)
Gain on sale of business segment               16,412,627              --               --              --              --
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on discontinued operations         13,819,359              --         (491,095)             --      (1,193,562)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for the period             12,090,676        (594,965)        (859,053)     (1,325,157)     (1,737,399)
--------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of period                  (18,340,304)     (6,979,820)     (19,218,650)     (6,249,628)    (18,340,304)
--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                         (6,249,628)     (7,574,785)     (20,077,703)     (7,574,785)    (20,077,703)
--------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Ordinary Share
  Loss from continuing operations                      --            (.04)            (.05)           (.08)           (.07)
  Discontinued operations                            0.70             na              (.06)            na             (.16)
  Net earnings (loss)                                0.70            (.04)            (.11)           (.08)           (.23)
--------------------------------------------------------------------------------------------------------------------------
Number of Ordinary Shares outstanding
  used for Earnings Per Share Purposes(1)      19,677,650      16,934,375        7,692,099      16,253,908       7,692,099

---------------

(1) The modified treasury method was used for the year ended February 29, 1996 Earnings (Loss) Per Share calculation due to the dilutive effect of outstanding warrants. The weighted average method was used for all other periods.


See accompanying notes.

                                PHARMA PATCH PLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. dollars)

                                   UNAUDITED

                                                                                              UNAUDITED
                                                                               --------------------------------------
                                                            FOR THE YEAR ENDED       FOR THE SIX MONTHS ENDED
                                                                 FEBRUARY 29                   AUGUST 31
                                                            ---------------------------------------------------------
                                                                     1996              1996                   1995
                                                                      $                 $                      $
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                12,090,676       (1,325,157)           (1,737,399)
Add non-cash items
   Depreciation and amortization                                      253,958          151,033               181,201
   Write-down of fixed assets                                           9,900               --                    --
   Gain on sale of business                                       (16,412,827)              --                    --
   Non-cash payments of expenses                                    1,842,478          219,635                    --
   Loss on sale OF investment                                              --          254,903                    --
   Minority interest loss for period                                                   (68,434)
   Equity investee loss                                                    --          393,615                    --
Net change in non-cash working capital items                          361,272         (246,993)               79,809
---------------------------------------------------------------------------------------------------------------------
                                                                   (1,854,543)        (621,398)           (1,476,389)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase OF fixed assets                                              (50,658)          (6,793)              (30,312)
Advances to Vista                                                    (251,500)              --                    --
Net proceeds of sale of investment                                         --        2,928,696                    --
Investments in and advances to affiliate                                   --       (2,552,694)                   --
Purchase of equity investments                                             --          (75,000)
---------------------------------------------------------------------------------------------------------------------
                                                                     (302,158)         294,209               (30,312)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issue of shares, net                                                2,186,778          276,894             1,368,474
Other                                                                      --            6,388                    --
---------------------------------------------------------------------------------------------------------------------
                                                                    2,186,778          283,282             1,368,474
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
     equivalents for the year                                          30,077          (43,907)             (138,227)
Cash and cash equivalents, beginning of year                          638,745          668,822               638,745
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              668,822          624,915               500,518
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                               PHARMA PATCH PLC
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Six Month Periods Ended August 31, 1995 and 1996


                                  -------------------------------------------------------------------------------------------------
                                                                                                      UNREALIZED
                                                                                                      GAIN (LOSS)      TOTAL
                                                            PREMIUM IN                  CUMULATIVE        ON        SHAREHOLDER
                                                             EXCESS OF   ACCUMULATED    TRANSLATION     EQUITY        EQUITY
                                   NUMBER OF    PAR VALUE    PAR VALUE     DEFICIT      ADJUSTMENT    SECURITIES   (DEFICIENCY)
                                    SHARES          $            $            $              $             $             $
                                 -------------------------------------------------------------------------------------------------
Balance on
  February 28, 1995               5,740,253     2,183,643    11,448,439  (18,340,304)        --              --     (4,708,222)
Issuance of Stock (Unaudited)
  Payment of Professional Fees      300,389         4,712       324,110          --          --              --        328,822
  Payment of Accrued Salaries       174,167         2,525       171,642          --          --              --        174,167
  Private Placement               1,583,400        24,111     1,540,689          --          --              --      1,564,800
  Shares Issuance Costs                  --            --      (196,326)         --          --              --       (196,326)
  Officers and Directors            926,563        14,640       726,610          --          --              --        741,250
Net (Loss) Aug. 31 1995
  (Unaudited)                            --            --            --   (1,737,399)        --              --     (1,737,399)
                                 -------------------------------------------------------------------------------------------------
Balance on
  August 31, 1995 (Unaudited)     8,724,772     2,229,631    14,015,164  (20,077,703)        --              --     (3,832,908)
                                 -------------------------------------------------------------------------------------------------
Balance on
  February 29, 1996              11,410,633     2,256,756    15,404,580   (6,249,628)    (6,518)      3,176,108     14,581,298
Issuance of Stock (Unaudited)
  Payment of Professional Fees      431,542         6,584       213,051           --         --              --        219,635
  Shares issued to acquire
    900,000 of Vista's
    outstanding common
    stock                         4,500,000        71,100     2,178,900           --         --              --      2,250,000
  Private Placement                 600,000         9,472       290,528           --         --              --        300,000
      Shares Issuance Costs              --            --       (23,106)          --         --              --        (23,106)
Unrealized gain (loss) on
  capital issued by Vista
  Technologies, Inc. (Unaudited)         --            --       252,876           --         --              --        252,876
Unrealized gain (loss) on
  equity securities for
  the period (Unaudited)                 --            --            --           --         --      (5,775,747)    (5,775,747)
Net loss Aug. 31 1996
  (Unaudited)                            --            --            --   (1,325,157)        --              --     (1,325,157)
                                 -------------------------------------------------------------------------------------------------
Balance Aug. 31 1996 (Unaudited) 16,942,175     2,343,912    18,316,829   (7,574,785)    (6,518)     (2,599,639)    10,479,799
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
                                                                                          ----------
                                                                                          $6,532,000

Vista had net liabilities before the two transactions, which were simultaneously consummated in late March 1996, of approximately $700,000. The first step represented a payment by the Company to Vista of approximately $4.2 million in consideration to acquire approximately 41% of Vista through the issuance by Vista of new shares of common stock. This transaction resulted in cost in excess of net assets of approximately $3.1 million (as Pharma Patch acquired 41% of Vista, the consideration of $4.2 million must be reduced by its residual ownership of the assets to approximately $2.4 million which, when compared to net liabilities of 700,000 generates the $3.1 million of excess purchase price).

The second phase of the transaction was Pharma Patch transferring $2.2 worth of its common stock to three existing Vista owners in exchange for an additional 20% ownership in Vista. Cost in excess of net assets from this phase of the transaction is calculated by comparing the $2.2 consideration to 20% of net assets of $3.2 million (the net assets after the first transaction is completed). The resulting $1.5 cost in excess combined with the aforementioned $3.1 million represents the total cost in excess from the acquisition of $4.6 million. The TCPI investment value was calculated utilizing the original carrying value of the TCPI investment from November 1995 ($15.16 per share). This price was determined by the Company to represent the estimated fair value of the TCPI shares at the date of the acquisition. The TCPI shares were trading at prices between $21.00 and $11.00 per share during a short period of time before and after announcement of the transaction (approximately $17.00 per share as of the closing of the transaction). The Company is currently amortizing such cost in excess of net assets acquired over a 15 year period. The final allocation of the purchase price is not yet available.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries. On March 21, 1996, the Company acquired 61.3% of the issued and outstanding common stock on Vista. In May 1996, Vista issued 1,450,000 shares of its common stock to acquire interests in three developmental stage companies involved in providing PRK and other LVC facilities and services to the health care industry. In June 1996, Vista sold 100,000 common shares for cash proceeds. In July 1996, Vista issued 520,000 to acquire 520,000 Series A preferred shares of five regional affiliates. Pharma Patch exercised its right to acquire 200,000 Vista shares in July 1996. The results of Vista were consolidated from the acquisition date through May 31, 1996. In late May 1996, the Company's ownership of Vista dropped to 47.1%. As such, effective May 31, 1996, the Company ceased consolidating the results of Vista and began utilizing the equity method of accounting for investments, due to the Company no longer having a controlling interest. Additionally, in July 1996 the Company increased its ownership in Vista from 47.1% to 48.7% by exercising 200,000 of its 250,000 existing rights to acquire Vista Common Stock. All significant intercompany balances and transactions have been eliminated on consolidation.

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

GOODWILL
Goodwill resulting from the Company's investment in Vista represents the excess purchase price paid for Vista after allocating the purchase price to the net assets. Goodwill is being amortized on over 15 years on a straight-line method, pending final review of the allocation of the purchase price by the Company's management. At each balance sheet date, the Company evaluates the realizability of acquisition-related intangible assets based on expectations of nondiscontinued cash flows of the acquired entity. Based upon its most recent analysis, the Company believes that no impairment of acquisition-related intangible assets exists at August 31, 1996. Goodwill at August 31, 1996 is as follows:

            Goodwill  . . . . . . . . . . . . . . . . . . . . .    4,585,828
            Less: Accumulated amortization  . . . . . . . . . .     (127,385)
                                                                   ---------
                                                                   4,458,443
                                                                   =========

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


                                                                   For the                      For the
                                                                 six months                    six months
                                                            ended August 31, 1996        ended August 31, 1995
                         Loss from continuing operations.       (1,804,611)                    (3,588,139)
                         Earnings Per Share . . . . . . .             (.11)                          (.56)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL
The operations of the Company for the six months ended August 31, 1996 consisted primarily of providing photorefractive keratectomy and other laser vision correction facilities to the healthcare industry through its subsidiary Vista since the acquisition in March 1996. The operations of the Company for fiscal 1996 consisted primarily of the research and development of drug delivery technologies through the Company's wholly owned subsidiary PP Holdings, Inc. On November 15, 1995 the Company sold substantially all of its assets to TCPI for 786,214 shares of TCPI common stock. Operating results related to this business have been treated as discontinued operations in the consolidated financial statements. Accordingly, the financial statements for fiscal 1996 include a loss from the discontinued operations of approximately $2,600,000 and a gain on the sale of approximately $16,400,000. The consolidated financial statements have been prepared in accordance with US GAAP. Additionally, the Company completed the balance of a Private Placement financing in April 1996 contributing net proceeds of approximately $276,000 during the six month period ended August 31, 1996. The results of Vista are consolidated through May 31, 1996 and then, as a result of Vista's issuance of additional shares of its common stock, Pharma Patch's ownership dropped below 50%, the equity method of accounting was utilized through August 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996

Expenses for the three month period ended August 31, 1996 totalled $207,926. The reduction of $160,030 from the three months ended August 31, 1995 is primarily attributable to the reduction in operating expenses, specifically related to the TCPI transaction.

The Company recorded equity investor losses related to Vista of $386,147 for the three months ended August 31, 1996 relating to its ownership of the losses generated by its regional affiliates.

Pharma Patch's loss from discontinued operations for the three month period ended August 31, 1995 was $491,095.

SIX MONTHS ENDED AUGUST 31, 1996

Revenues for the six months ended August 31, 1996 of $482,732 versus nil for the six months ended August 31, 1995 were generated from photo refractive keratectomy and other laser vision correction facility and service fees earned by European operations of Vista through May 31, 1996.

Expenses for the six months ended August 31, 1996 and 1995 were $1,226,913 and $543,837 respectively. The six month period over period increase of $683,076 is primarily attributable to the inclusion of Vista operations since March 21, 1996 when the Company acquired its interest in Vista to May 31, 1996 when the Company's ownership dropped below 50% and the equity method was utilized.

During the six months period ended August 31, 1996, the Company sold 210,000 shares of Technical Chemicals and Products, Inc. resulting in a loss on sale of investment of $254,903.

The Company recorded $393,615 of equity investee losses related to Vista. Further, during the period in which Vista was consolidated the Company recorded a minority interest credit of $68,434.

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

The decrease in cash of $43,907 from February 29, 1996 to August 31, 1996 represents the net proceeds from the issuance of shares for net cash proceeds of $701,894 and the net proceeds from the sale of 210,000 TCPI shares of $2,928,696 offset primarily by the net cash component of the purchase price paid to Vista ($998,500) less investments in and advances to Vista and its affiliated Joint Ventures, the purchase of fixed assets of $23,174 and other on going working capital requirements. The Company has 576,214 shares of TCPI for which the lock up agreement expires October 23, 1996, at which time the shares can be sold. As of October 21, 1996 the TCPI shares had a market value of $8.375 per share.

The net loss for the six month period ended August 31, 1996 included depreciation and amortization and a net change in non-cash working capital of $151,033 and $933,994 respectively.

The Company has had limited operating revenues and has an accumulated deficit of $7,574,785. The Company expects to continue to incur operating losses until such time, if ever, it generates sufficient revenues. There is no assurance that the Company will ever operate profitably.

The Company's principal capital requirements include cash requirements to finance programs to acquire additional LVC equipment and support activities of Regional Joint Ventures sponsored by Vista since June 1996, working capital for management and administration and, in the future, anticipated requirements to finance sales and marketing. Subject to availability of adequate capital, as to which there can be no assurance, expenditures for additional excimer laser equipment may be significant during the foreseeable future to support the Company's program of expanding LVC Services and supporting the activities of Regional Joint Ventures.

The Company, through Vista and its Regional Joint Ventures, plans to select strategically located sites for additional expansion, each of which will be equipped with state-of-the-art laser equipment systems permitted for commercial use in the state or province in which such equipment is located, as well as diagnostic, pre- operative and post-operative facilities. These corporate affiliates will own or lease and maintain the LVC equipment at each site, will lease real estate facilities for each location, and will offer MDs and ODs billing, accounting, administrative, marketing and management services, as well as access to a trained support staff and necessary LVC equipment and supplies, so that health care professionals may concentrate their efforts on patient care.

The current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX or Summit, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their current laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, the Company believes that most ophthalmologists interested in LVC surgery will not be able or willing to purchase a laser. As a result, the Company, through Vista will seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

Vista's strategic plan is to expand its laser vision correction center network and locations as quickly as possible within the limits of available financial resources and prudent operating and financial policies. This growth strategy includes: (i) rapidly increasing market penetration, principally in the United States, through expansion of the number of locations at which LVC equipment and services are offered by Vista's subsidiaries; (ii) continuing to promote development of alliances with experienced ophthalmologists and optometrists with the goal of maximizing excimer laser usage; (iii) actively training additional physicians in advanced LVC procedures; and (iv) developing marketing and advertising programs targeted to specific regional markets and key demographic groups within those markets.

Vista is currently seeking additional private placement equity capital in an amount of at least $5 million up to $10 million. Although it has identified a source through which a financing may be sought, the Company has not received any binding commitments to obtain such financing. Subject to its ability to obtain additional private placement capital, as to which there can be no assurance, the Company currently projects that additional capital expenditures for investment in equipment and facilities of Vista's Regional Joint Ventures in North America for the next twelve months will be as much as $6,600,000. Additional projected requirements during that period for the implementation of sales and marketing programs are approximately $400,000 and Vista anticipates it will also seek to expand its administrative and management personnel and systems at a projected expense of approximately $600,000 for that period. Management anticipates that substantial additional public and/or private financings in excess of the above amounts will be required after twelve months, in amounts not yet determined, to finance continued growth of its laser vision correction center network and that purchase money equipment financing and/or leasing arrangements will be utilized to the extent available, if any, to leverage the amount of additional equipment available to expand Vista's operations. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, Vista's progress in acquiring additional laser equipment and facilities for LVC centers, the ability of Vista to establish additional affiliations with vision care professionals, the availability, amount and terms of additional equipment lease and/or installment purchase financing, competing technological and market developments, and the cost of marketing and advertising programs. The Company is unable to state the amount or potential source of additional financing.

Because of the Company's potential long-term capital requirements, it may undertake additional equity offerings through Vista whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders of Vista. If adequate funds are not available, Vista may be required to accept unfavorable alternatives, including (i) the delay, reduction or elimination of its planned expansion, capital expenditures, marketing and advertising and other operating programs, or
(ii) arrangements with collaborative partners that may require Vista to relinquish material interests in its operating subsidiaries that it would not otherwise relinquish.

Vista's European subsidiaries currently own or lease and maintain six excimer lasers, and at present Vista's Regional Joint Ventures in the United States and Canada collectively own or lease and maintain six excimer lasers. Expenditures for additional excimer laser equipment to support Vista's program of expanding LVC Services offered its corporate affiliates may be significant. To date, Vista and its corporate affiliates have been able to provide a deposit of approximately $50,000 per laser and have not experienced difficulty in arranging for equipment financing of the balance of the purchase price, either from the equipment manufacturer or a third party, by means of a capital equipment lease or an installment note secured by the equipment. Due to current demand for and the cost of excimer lasers, the Company believes that the resale value of an excimer laser has facilitated obtaining equipment financing for a substantial portion of the equipment price, especially when the third party financing source has reason to believe the laser will be utilized on a consistent basis by experienced professionals. Vista intends to continue to rely upon such third party financing techniques to finance a substantial portion of additional equipment acquisitions, as well as raising additional capital through a future offering of equity securities by Vista. In addition, Regional Joint Ventures sponsored by Vista each plan to raise additional capital through either the private placement and/or initial public offerings of their securities to enhance their ability to obtain additional equipment to expand operations in their region. There can be no assurance that additional equipment financing will continue to be available to Vista and its corporate affiliates or that either Vista or any of its Regional Joint Ventures will be successful in obtaining additional equity capital from private and/or public offerings of their securities.

Vista plans to continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities to finance operations and expansion plans in North America.

Although Vista's European operating subsidiaries appear to have achieved positive or neutral cash flow levels of operations, the Company's management anticipates that its consolidated operations will incur negative cash flows for the immediate future, primarily due to fixed expenses for corporate general and administrative overhead. Management is actively pursuing strategies to increase the Company's revenues and reduce its negative cash flow. There can be no assurance that consolidated revenues will increase to the point that operating expenses will be fully absorbed by revenues from operations.

The Company has a significant investment in Vista, however, the Company will continue to look at other investment opportunities over the next twelve months. Based on currently planned activities, the Company believes that its cash and marketable securities (if necessary) are sufficient to meet the Company's anticipated cash requirements for the next twelve months.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


A.      Exhibits

        Financial Data Schedule

B.      Reports on Form 8-K

        None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PHARMA PATCH PUBLIC LIMITED COMPANY

                                   Registrant




Date:  December 12, 1996                          By:  /s/ MURRAY D. WATSON
                                                      --------------------
                                                       /s/ Murray D. Watson
                                         Chairman & Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------


    Exhibit No.                        Description
    -----------                        -----------

    Ex. 27                      Financial Data Schedule