Form 10KSB/A
period 1996-02-29
PHARMA PATCH PUBLIC LIMITED CO
filed 1996-12-13
CIK 913668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

                               (Amendment No. 1)
(Mark One)

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

                      PHARMA PATCH PUBLIC LIMITED COMPANY
                 (Name of small business issuer in its charter)


Ireland                                            Not Applicable
----------------------------------                 ----------------------------------------
(State of incorporation or organization)           (I.R.S. Employer Identification No.)

15/16 Fitzwilliam Place, Dublin 2, Ireland                  None
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                              011-353-1-662-5222
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

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

Item 13.         Exhibits List and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

ITEM 1.          DESCRIPTION OF BUSINESS

                            BUSINESS OF THE COMPANY

         The Company had no revenues from continuing operations and has accumulated a deficit as of February 29, 1996 of $6,249,628 after giving effect to the sale of assets described below. The Company made a significant shift in its business direction in recent months through the sale of substantially all of its operating assets and subsequently through the acquisition of a significant interest in a laser vision company. The Company does expect to continue to incur operating losses until such time, if ever, as it derives revenues from operations. There is no assurance that the Company will ever operate profitably.

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

         On March 31, 1996, the Company acquired a controlling interest in Vista Technologies, Inc. ("Vista"), a publicly traded company. Vista also received equity financing from the Company in a series of transactions. The Company purchased 200,000 Vista shares for $500,000 cash and received 2,060,000 Vista shares and 500,000 Vista Class C Warrants in exchange for a loan to Vista of $750,000 repayable in six months and 200,000 restricted shares of TCPI common stock owned by the Company. The Company acquired an additional 250,000 Vista shares upon the exercise of a warrant received by it in March 1996. See "Certain Transactions." Vista provides photorefractive keratectomy and other laser vision correction facilities and services to the health care industry.

         The mailing address and telephone number of the Company's principal executive offices are 15/16 Fitzwilliam Place, Dublin 2, Ireland and 011-353-1-668-7144, respectively.

                               BUSINESS OF VISTA


INTRODUCTION

         Vista, through its European operating subsidiaries and joint venture interests in other affiliated companies in the United States and Canada, is primarily engaged in providing access to advanced laser vision correction ("LVC") equipment and support services (collectively "LVC Services") for use by licensed ophthalmologists in the treatment of refractive vision disorders. Computer-controlled excimer lasers can be used to treat refractive vision disorders such as nearsightedness and astigmatism to eliminate or reduce the need for corrective lenses. Vista's subsidiaries and affiliates provide individual physicians and group ophthalmic practices with shared access to laser equipment, thus eliminating capital costs, investment risk and maintenance of such equipment by the health care professional. LVC Services provided by Vista's subsidiaries and affiliates also include various support services, such as physician and staff training, technical support services, equipment maintenance, billing and accounting and other administrative services.

         Vista's European operating subsidiaries have owned and operated excimer laser facilities in Italy and Sweden since 1992 and 1994, respectively, and currently maintain six excimer lasers in use at outpatient surgical centers, four in Italy and two in Sweden. See "European Operating Subsidiaries" below.

         In anticipation of recent approvals by the United States Food and Drug Administration ("FDA") of excimer laser technology and equipment supplied by two manufacturers to treat certain refractive vision disorders, Vista developed a strategic plan commencing in June 1995 to organize and sponsor additional companies to provide LVC Services in the United States and Canada through regional joint venture alliances with certain prominent ophthalmologists. A key part of Vista's strategy for expansion in the United States and Canada is to develop, invest in, and act as a consultant to, regional joint venture companies ("Regional Joint Ventures") that are to be independently financed and offer advantages of equity incentives and management control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care. To date, Vista has organized and sponsored five Regional Joint Ventures in various stages of development including four which have commenced operations in 1996, collectively with an excimer laser at each of six locations. See "North American Regional Joint Venture Investments and Affiliations".

         During March 1996, Vista completed equity financing transactions with Pharma Patch PLC ("Pharma Patch") that resulted in a change in control of Vista. See "Agreements with Pharma Patch for Equity Financing and Change in Control".

         In July 1995, Vista abandoned efforts to acquire control of Medical Development Resources, Inc. ("MDRI") and wrote off $5,643,000 of prior investments in MDRI and its subsidiaries at the end of its prior fiscal year on March 31, 1995. The joint venture operations of an excimer laser clinic in London, England were discontinued in June 1995 in response to unfavorable local pricing for PRK procedures due to overcrowding of the market, a history of unprofitable operations and a change in business strategy of the joint venture partner.

         Vista was incorporated under the laws of Nevada on June 15, 1992 and its principal office is located at 167 South San Antonio Road, Suite 9, Los Altos, California 94022, telephone number (415) 947-1750.

BACKGROUND AS TO LASER VISION CORRECTION SYSTEMS

         Advanced LVC equipment supplied by various manufacturers has been commercially available in recent years for use in foreign countries, including Canada and various countries in Europe, among others. Two U.S. manufacturers, Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), recently received FDA pre-market approval in October 1995 and March 1996, respectively, for use of the Summit SVS Apex excimer laser system and VISX's excimer laser systems Models "B" and "C" to perform photorefractive keratectomy ("PRK") to treat low to moderate myopia (nearsightedness). PRK is a form of LVC treatment involving the use of an excimer laser to reshape the cornea, thereby adjusting refractive power of the eye. Excimer lasers manufactured by Summit and VISX have also been approved for use in the United States and other countries to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK").

         Other LVC procedures employed in Canada and other foreign countries include the use of excimer lasers to perform a procedure known as laser in situ keratomileusis ("LASIK") and holmium lasers for laser thermalkeratoplasty ("LTK") and laser sclerostomy ("LS") procedures. LASIK is primarily prescribed for treatment of hyperopia (farsightedness), astigmatism and extreme myopia; LTK may be prescribed for instances of mild hyperopia and astigmatism; and LS is used for treatment of symptoms of glaucoma. In May 1996, the FDA advised U.S. eye care professionals that LASIK and bilateral surgery (treatment of both eyes at the same time) are outside the scope of currently FDA approved labeling for excimer lasers; although the FDA noted that physician discussions with patients and decisions to conduct either of those procedures are considered the practice of medicine, the FDA cautioned that it expects excimer laser equipment manufacturers and health care practitioners will advertise and promote the use of FDA approved lasers in the United States only within the scope of their currently FDA approved use, i.e. for PRK and PTK.

         All of these LVC procedures are normally performed on an outpatient basis and require from 15 to 30 minutes in addition to pre-operative consultations and post-operative care. Depending upon the severity of the patient's pre-treatment vision disorder, improved vision resulting from LVC procedures either eliminates or significantly reduces the patient's need to wear eyeglasses or contact lenses. Vista's existing European subsidiaries and its existing and planned Regional Joint Ventures in the United States focus primarily on PRK treatment to correct low and mild myopia. Regional Joint Venture operations planned for at least two locations in Canada adjacent to the U.S. border are expected to offer a wider variety of LVC services, including LASIK, bilateral treatment and an advanced proprietary method of PRK developed by Dr. Donald G. Johnson called the Johnson transepilthelial multi-zone, multi-pass PRK procedure ("TMM PRK"). TMM PRK provides for a smoother ablation zone than standard PRK procedures, thus reducing glare and central islands side effects sometimes encountered in PRK procedures. The epithelium (a layer of cells comprising the outer surface of the cornea) is removed in the TMM PRK procedure by use of the laser, thus avoiding direct contact with the eye by the physician or instruments. Vista believes that the TMM PRK method promotes faster post-operative regrowth during the period when risk of pain and infection risk is highest.

         Vision care professionals engaged by Vista and/or its Regional Joint Ventures establish medical and operational standards relating to LVC Services, train ophthalmologists and optometrists in advanced LVC procedures, and establish advisory boards consisting of credentialed and prominent ophthalmologists and optometrists with similar skills and experience. Vista believes that its Regional Joint Ventures planned for targeted market segments of North America will be capable of supporting a full range of LVC in operation and procedures because of access to physicians skilled in advanced methods and the ability to make appropriate referrals to medical professionals in Canada offering certain LVC procedures not currently available in the U.S.

         VISION DISORDERS AND ALTERNATE FORMS OF CORRECTIVE TREATMENT

         The human eye is approximately 25 millimeters in diameter and functions much like a camera, with a lens in front and a light sensitive screen, the retina, in the rear. Images enter the human eye through the cornea, a transparent domed window at the front of the eye. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina. The inability of the cornea to properly refract incoming images results in blurred vision and is called a refractive disorder.

         Myopia (nearsightedness), hyperopia (farsightedness) and astigmatism are three of the most common refractive disorders resulting from an inability of the optic system to properly focus images on the retina. The amount of refraction is dependent on the shape, specifically the curvature, of the cornea. In a nearsighted (myopic) eye, images are focused in front of the retina; in a farsighted (hyperopic) eye, images are focused behind the retina; and in an astigmatic eye, images are not focused at any one single point.

         Conventional methods of correcting refractive disorders are by prescription of eyeglasses and contact lenses. Over the last 15 years, refractive vision disorders have also been treated by several surgical techniques. These include radial keratotomy ("RK"), in which small incisions approximately 400 to 450 microns deep in a radial configuration are made around the periphery of the cornea to cause a flattening of the cornea. Other surgical techniques are keratomileusis, which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratone to remove microscopic amounts of corneal tissue. Industry sources estimate that 200,000 RK procedures were performed in the United States in 1994. Because RK is a manual procedure and not performed with a computer-controlled device, RK is highly dependent on the surgical skill of the ophthalmologist performing the procedure. Moreover, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which may have adverse consequences as patients age. RK has never undergone a controlled clinical study under an FDA protocol because no medical device, other than a scalpel, is used in the procedure. Compared to RK, Vista believes that laser surgery involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

         LASER VISION CORRECTION ("LVC") SYSTEMS

         Lasers have been used routinely for a variety of medical purposes since the 1960s. Lasers emit photons of light into a highly intense beam of energy that is delivered to targeted tissue by means of optical mirrors or fiber optics. The degree of absorption by the tissue varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. Surgical lasers emit light in a continuous stream or in a series of very short duration "pulses", thus interacting with tissue through heat or shock waves. Several factors, including the wavelength of the laser and the frequency and duration of the exposure or pulse, determine the amount of energy which interacts with the targeted tissue.

         Laser technology has been accepted in the ophthalmic community for the treatment of certain eye disorders. In general, ophthalmic lasers are used to coagulate, cut or ablate (remove) targeted tissue.

                       EXCIMER LVC SYSTEMS AND PROCEDURES

         Excimer lasers were first developed in the late 1980s, and are incorporated in a fully integrated ophthalmic surgical workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The excimer laser system delivers pulses of ultraviolet laser light to ablate (remove) submicron layers of tissue from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. Most of the laser light generated by the excimer system is absorbed by the removed corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the excimer laser system well suited to corneal surgery.

                 PRK:     Photorefractive keratectomy ("PRK") is a procedure
performed with a excimer laser system to treat primarily nearsightedness. When performing PRK with the excimer laser, the ophthalmologist determines the exact correction required (which is measured by the same type of examination used to prescribe eyeglasses or contact lenses) and programs the correction into the system's computer. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The average PRK procedure consists of approximately 150 laser pulses, each of which lasts several billionths of a second over a period ranging for 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

                          Following the PRK procedure, the ophthalmologist may
prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. A series of patient follow up visits is scheduled with the ophthalmologist or an optometrist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the PRK procedure. Patients undergoing PRK generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter. Vista anticipates, however, that a significant percentage of patients at Vista's Regional Joint Ventures planned for Canada may be eligible for bilateral treatment in which both eyes are treated simultaneously.

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

                 LASIK:     Laser assisted in situ keratomileusis ("LASIK") is
a procedure performed with an excimer laser system primarily to treat extreme cases of myopia. LASIK, although a more unusual and delicate surgical procedure than PRK, offers advantages in that the epithelium is not touched by the laser and therefore promotes quicker healing. The ophthalmologist uses a microkeratone to open a flap on the surface of the cornea, laser energy is used to ablate corneal cells on the exposed surface, and the flap is then folded back into place. Glare and central islands are practically non-existent after LASIK since ablation occurs in the stroma layer (under the surface epithelium layer). Due to the corneal flap, subsequent retouches are facilitated with minimal recovery time.

                          LASIK may be more predictable in treating high levels
of myopia, but the LASIK procedure not been specifically approved in the United
States by the FDA.   The FDA has advised physicians that discussions with
patients and decisions to conduct LASIK or bilateral surgery (treatment of both eyes at the same time) are considered the practice of medicine, and Vista believes that certain surgeons in the U.S. are performing LASIK procedures.
The FDA has cautioned eye care professionals in the U.S. to advertise and promote the use of FDA approved lasers only within the scope of their currently FDA approved use, i.e. for PRK and PTK.

                 PTK:     Phototherapeutic keratectomy ("PTK") is a procedure
performed with the excimer system to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but to alleviate
symptoms associated with the pathology.   The FDA has granted pre-market
approvals for use in the United States of PTK procedures with Summit excimer laser equipment in February 1995 and for VISX equipment in October 1995.

                 OTHER:     Excimer lasers may also be used to treat glaucoma
by a procedure known as Partial Excimer Traheculectomy ("PET").   The PET
procedure involves the use of the excimer laser to create a penetrating filter through the scleral tissue (the tough, fibrous tissue covering all of the eye except the cornea), which causes the permeation of fluids from within the eye, thus reducing pressure levels. Vista believes that one laser manufacturer has received an Investigational Device Exemption from the FDA to conduct clinical trials for the PET procedure in the United States.

                       HOLMIUM LVC SYSTEMS AND PROCEDURES

                 LTK:     Another recently developed LVC technology is the
holmium laser system. The holmium system delivers high intensity pulses of infrared light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. Vista is aware of two manufacturers that have developed holmium laser systems. Vista believes that both of those companies are in the process of conducting clinical trials for the FDA to demonstrate the safety and efficacy of the holmium laser to perform laser thermal keratoplasty ("LTK"). LTK is a refractive procedure performed to treat farsightedness and astigmatism in which peripheral corneal tissue is thermally shrunk, causing the central portion of the cornea to steepen.

                 LS:     Laser Sclerostomy ("LS") is a surgical procedure
performed with the holmium system to treat the symptoms of glaucoma by making an opening in the front chamber of the eye. Summit has received FDA pre-market approval to sell its holmium system in the U.S. for treatment of glaucoma.

                               OTHER LVC SYSTEMS

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

EUROPEAN OPERATING SUBSIDIARIES

         From February to May 1994, Vista negotiated and completed the acquisition of controlling interests in certain foreign subsidiaries offering access to excimer lasers at outpatient surgical centers in Italy, Sweden and the United Kingdom. At the time of those acquisitions in 1994, these European operating subsidiaries had excimer lasers at four refractive surgical centers, two in Italy, one in Sweden and one in England. The center in England was subsequently closed in June 1995 and three new centers, two in Italy and one in Sweden, have been opened since these acquisitions were accomplished. Due primarily to the limited operating history of these surgical centers including charges for depreciation and amortization, Vista's operations in Europe have not yet been profitable. However, Vista's European subsidiaries are currently operating at levels that are neutral or positive in cash flows.

         Vista's European LVC Services are operated under the trade name Vista Vision(TM). As of March 31, 1996, Vista owned approximately 73.57% of Vista Vision S.p.A. ("Vista-Italy") and 100% of Vista Vision Scandinavia AB ("Vista-Sweden"). Vista's interest in Vista-Sweden is held through a wholly-owned Dutch company organized to facilitate administration of Vista's European operations. A United Kingdom subsidiary of Vista, Vista Vision International Ltd. ("Vista-UK"), owned a 50% joint venture interest in a surgical center in London, England and was liquidated in mid-1995 when Vista and its joint venture partner determined to close the London clinic.

         Vista-Italy's locations include a Milan center originally opened in February 1992 and relocated during 1995, a Pisa clinic established in March 1993 and relocated in January 1996 to Viareggio, a Rome center started in January 1995 and a Palermo center established in July 1996. The Vista-Sweden centers include a center in Stockholm purchased from a third party in June 1994 and a center in Malmo opened in August 1995.

         Vista's European operating subsidiaries typically receive a fee or a percentage of the surgeon's fee for each LVC surgical procedure performed, which to date have consisted primarily of PRK procedures. The gross professional fee for PRK procedures in Italy and Sweden currently ranges from approximately $1,500 to $2,500 per procedure, with a single eye constituting one procedure, and fees payable to Vista-Italy and Vista-Sweden generally range from $800 to $1,800 per procedure. Certain operating expenses of Vista-Italy and Vista-Sweden under cooperative agreements for their facilities and equipment use are in turn based upon the number of procedures performed.

         Vista-Italy and Vista-Sweden maintain a total of six VISX excimer lasers. The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated (excluding the center at Palermo, Italy opened in July 1996 after the periods covered by the table):

                                               Fiscal Year Ended March 31,
                                               --------------------------
                                                1996      1995      1994
                                               -----     -----     -----
Milan, Italy (opened February 1992)..........    595       466       239
Viareggio, Italy (opened March 1993).........    504       404       213
Rome, Italy (opened January 1995)............    268        41        --
Stockholm, Sweden (see Note a)...............    581       524       420
Malmo, Sweden (opened August 1995)...........     77        --        --
                                               -----     -----     -----
Totals.......................................  2,025     1,435       972
                                               =====     =====     =====

(a) Includes procedures performed at this center for periods prior to the June 1994 purchase of assets by Vista-Sweden.

NORTH AMERICAN REGIONAL JOINT VENTURE INVESTMENTS AND AFFILIATES

         Having anticipated recent FDA pre-market approval of PRK equipment supplied by Summit and VISX, Vista's business strategy developed in June 1995, is to expand in North America by organizing and sponsoring independently financed regional enterprises (the "Regional Joint Ventures") in which Vista obtains an equity interest and long-term fee-based consulting arrangements. Vista has obtained and will continue to seek affiliations for each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals; these regional enterprises will seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals in targeted regional markets operating under the name "Vista Laser Centers".

         In the five Regional Joint Ventures formed and sponsored by Vista to date, Vista has acquired common stock of the Regional Joint Venture in exchange for shares of Vista common stock. From July 1995 through May 1996, a foreign corporate investor, Refractive Services 800, Inc., provided at least $100,000 in initial seed capital to each of these five Regional Joint Ventures (for an aggregate investment of $520,000) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. Vista recently negotiated an agreement on July 18, 1996 to acquire the equity interest owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock.

         After the initial organization of a Regional Joint Venture, negotiations with one or more local prominent ophthalmologists are instituted and these selected physicians have been offered the opportunity of providing additional seed capital investments in common stock and/or common stock purchase warrants issuable by the Regional Joint Venture. Agreements with professionals will be negotiated for use of the Regional Joint Venture's equipment and other LVC Services and for management to be provided to the Regional Joint Venture by local vision care professionals or management personnel designated by them. These agreements may be, in certain cases, conditioned upon receipt of additional financing in the form of a subsequent private placement and/or initial public offering of securities by the Regional Joint Venture. Although some preliminary negotiations have taken place, no definitive arrangements with any physicians have been reached, and there can be no assurance if and when any agreements will be finalized.

         Based upon its experience in LVC Services and affiliations with prominent LVC specialists, Vista may enter into a long-term consulting services agreement to provide certain consulting services to the Regional Joint Venture discussed below. Each Regional Joint Venture will seek to enter into associations and agreements with additional ophthalmologists and optometrists who desire to contract for access to LVC equipment and related support services offered by the Regional Joint Venture. The Regional Joint Venture will be licensed by Vista to operate under the name and style of "Vista Laser Centers" at locations within its particular region. Vista is currently evaluating service mark applications filed by Vista in the U.S. and Canada to determine whether a modification to that particular name would enhance Vista's rights to a service mark.

         In the typical consulting services agreement between Vista and a Regional Joint Venture, Vista expects to provide consulting service to the Regional Joint Venture relating to LVC developments in Europe and at other LVC Regional Joint Ventures sponsored by Vista in North America, advice as to equipment and leasehold financing options and alternatives, information as to certain legal matters relating to the operation of an LVC services business and consulting advice as to locations for additional sites for expansion. Vista, at its discretion, may also provide financial accommodations to the Regional Joint Venture. Terms of such consulting services agreement may be subject to negotiation between Vista and operating management of the Regional Joint Venture. In addition to its equity investments to date Vista has advanced loans of approximately $1,400,000 and guaranteed equipment financing obligations of approximately $500,000 for certain of the Regional Joint Venture operating subsidiaries.

         In exchange for its consulting services, Vista typically expects to charge the Regional Joint Venture 5% of revenues realized by the Regional Joint Venture from providing LVC equipment and related services to physicians. The Regional Joint Venture's revenues from LVC operations is generally defined as its fees for use of LVC equipment and support services changed by the Regional Joint Venture to its affiliated physicians and physician groups, and does not include non-operating revenues such as gains or losses on the sale of equipment. An additional fee may be charged as Vista develops advertising and marketing programs in which Regional Joint Ventures may participate. Consulting fees are payable to Vista on a monthly basis. In one instance where the Regional Joint Venture has agreed to purchase an established operation, Vista has agreed to a credit of $5,000 per month against its monthly consulting fee that acknowledges a level of operations attained without Vista's prior participation and consulting services. To date, Vista has yet to derive revenues from any of its Regional Joint Ventures and there is no assurance when or if revenues will be received.

         Each Regional Joint Ventures derives its LVC operating revenues by billing health care professionals at the time of equipment use, with such fees normally based upon a negotiated percentage of the gross procedure fees charged to patients by the professional. Health care professionals affiliated with Regional Joint Ventures charge patients for their services on gross procedure fee basis (each eye and the related pre-operative and post-operative care and any corrective adjustment representing one procedure) and generally collect payment in cash or by credit card before the procedure is performed. The gross procedure fee is required by law to be established by the professional; however, each Regional Joint Venture requires prior consent for the gross procedures fee to be less than a stated minimum per LVC procedure in an effort to insure recovery of estimated costs of operations and a reasonable margin. Depending upon the particular circumstances, Regional Joint Ventures generally seek to charge an average of approximately 60% of the gross procedure fee as a fair allocation for the costs and market value of their LVC services, and the consulting fee payable to Vista in turn is based upon those revenues earned by the Regional Joint Venture. However, the fees charged by the Regional Joint Ventures to individual physicians may vary depending upon the skill and experience of the physician, the volume of his or her anticipated use of LVC equipment offered by the Regional Joint Venture and the individual policies of each Regional Joint Venture. One of the Regional Joint Ventures has established a policy of charging a flat dollar amount for each LVC procedure in lieu of a percentage of the physician's gross procedure fee. The fees charged by each Regional Joint Venture to individual physicians are normally determined by negotiation between the Regional Joint Venture and the physician, and each Regional Joint Venture has the authority to establish its own policies concerning these negotiations and the minimum percentage or amount that the Regional Joint Venture will require as a fee from each physician. Accordingly, the method of determining revenues that may be obtained by each Regional Joint Venture, and upon which Vista's percentage consulting fees will be based, are not within the direct control of Vista. Such policies and methods may be changed from time to time without the prior consent of Vista, which could adversely affect the amount of revenues generated by Regional Joint Ventures on a per procedure basis and the resulting consulting fee income to Vista.

         Payment of fees charged to physicians by the Regional Joint Venture normally will be received by the Regional Joint Venture when the professional collects the gross procedure fee from the patient. For this purpose, the gross procedure fee is generally defined to include all charges to the patient for services of one or more professionals to perform an LVC procedure for one eye, which typically includes professional services for the procedure, post-operative care and re-operative care procedures, if required, plus all charges to the patient for equipment use, medical supplies and related items. Generally speaking, gross procedure fees charged by professionals for LVC treatment in most North American markets currently range from approximately $1,500 to $2,200 per eye, although there can be no assurance these levels will be maintained for the long term. Health insurance providers in both Canada and the United States generally consider LVC procedures to be elective surgery and do not provide insurance or other third-party reimbursement. Since reimbursement is not available, the policy adopted by Regional Joint Ventures and their associated physicians is to collect payment by credit card or by check at or prior to the time the LVC procedure is performed. The gross procedure fee is required by applicable laws and regulations to be determined by the physician, is influenced in part by competitive pricing for LVC procedures generally in the relevant market and by special requirements for each patient's condition, and will therefore vary in amount. Although Regional Joint Ventures cannot control the determination of the gross procedure fee, each Regional Joint Venture requires prior consent for the gross procedures fee to be less than a stated minimum per LVC procedure to insure recovery of estimated costs of operations (except for one Regional Joint Venture which charges the physician a flat fee per gross procedure.

         Terms of the consulting services agreement between Vista and a Regional Joint Venture may be subject to negotiation between Vista and operating management of the Regional Joint Venture, and will not necessarily be identical in all cases. In each instance, the initial term of the consulting services agreement between Vista and the Regional Joint Venture will be ten years from the execution date of the consulting agreement.

         The Regional Joint Ventures sponsored by Vista are in various stages of development. As noted below, four of the five Regional Joint Ventures have commenced business operations during 1996. The Company expects that it eventually will receive a certain percentage of the revenues realized by each Regional Joint Venture. To date, however, the Company has yet to derive revenues from any of the Regional Joint Ventures and there is no assurance, and the Company in not able to predict, when, or if, revenues will be received.

         At September 30, 1996, Vista Laser Centers of Michigan, Inc. ("VLC-Michigan") had received $187,500 in cash subscriptions and 200,000 Vista common shares for 325,000 shares of VLC-Michigan common stock and convertible preferred stock and 725,000 Class A warrants exercisable at $1 per share. VLC-Michigan recently entered into an agreement to purchase the capital stock of Windsor Excimer Corporation, an affiliate of Dr. Fouad Tayfour, effective as of August 1, 1996. The agreement is subject to certain conditions to closing. Dr. Tayfour will serve as Chairman of the Board and a Medical Director for VLC-Michigan, and will agree to provide consulting services to VLC-Michigan for a term of five years. Upon closing the agreements, VLC-Michigan will pay a purchase price of approximately $1,000,000 for Windsor Excimer Corporation, payable in two promissory notes bearing interest at 10% per annum. One note for approximately $500,000 will be due in January 1997 and the remaining $500,000 will be due in August, 1998. The operations of Windsor Excimer Corporation are located in facilities leased at Windsor, Ontario. Equipment owned by Windsor Excimer Corporation includes a Summit OmniMed UV 200 excimer laser, a Sunrise Technologies LTK holmium laser and related equipment.

         VLC-Michigan has assumed a lease obligation from one physician in Michigan as to a Summit holmium laser with rental payments of $10,850 per month until December 1999, at which point VLC-Michigan has the right to purchase the equipment for a nominal payment of $1, plus an obligation in the aggregate amount of $230,000, payable at the rate of $250 each time the equipment is used by a physician.

         Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") commenced business operations at a location in Scottsdale, Arizona in February 1996. VLC-Southwest has leased a newly acquired VISX excimer laser. As of June 30, 1996, VLC-Southwest had received cash subscriptions of $291,500 to 100,000 shares of its Series A preferred stock ($100,000), 35,000 shares of its common stock ($35,000), 315,000 Class A warrants ($31,500) exercisable at $1 per share and a private placement ($125,0000) of units aggregating $125,000 in principal amount of 11% convertible notes and 12,500 Class B warrants exercisable at $4 per share. One of the investors in common stock and Class A warrants of VLC-Southwest is Dr. J. Charles Casebeer, who is a member of Vista's board of directors and Chairman of the Board of VLC-Southwest. VLC-Southwest is currently operating at a leased facility in Scottsdale, Arizona.

         Vista Laser Centers of the Pacific, Inc. ("VLC-Pacific") commenced business operations in June 1996 following receipt of $1,295,000 in cash subscriptions to 100,000 shares of its Series A preferred stock ($100,000), 50,000 shares of its common stock ($50,000), 450,000 Class B warrants ($45,000) exercisable at $1 per share and a private placement ($950,000) of units aggregating $950,000 in principal amount of 11% convertible notes and 95,000 Class A warrants exercisable at $4 per share. VLC-Pacific has assumed equipment lease obligations from physicians affiliated with VLC-Pacific for two VISX excimer lasers in Sacramento and San Jose, California and for a Summit excimer laser in San Leandro, California, and is currently operating at leased facilities in those three locations.

         Vista Laser Centers Metro, Inc., to be renamed Vista Laser Centers of the Northeast, Inc. ("VLC-Northeast") commenced business operations at a center in Toronto, Ontario and received $100,000 in cash subscriptions to 100,000 shares of Series A preferred stock. Additional cash subscriptions to common stock and warrants from local physicians and from a private placement of 11% convertible note and warrants are pending. VLC-Northeast owns a newly acquired VISX excimer laser and is engaged in negotiations to establish its next location in the New York City metropolitan area. VLC-Northeast is currently operating at a leased facility in Toronto, Ontario.

         Vista Laster Centers of the Northwest, Inc. ("VLC-Northwest") has not yet commenced business operations and has received $120,000 in cash subscriptions for 100,000 shares of its common stock from Vista.

         Vista has granted or is committed to grant irrevocable proxies to vote certain shares in the Regional Joint Venture owned by Vista to one or more local affiliates of each Regional Joint Venture. However, Vista has or will retain the right to representation on the Board of Directors of the Regional Joint Ventures. Although there can be no assurance one or more Regional Joint Ventures will be successful in plans for an initial public offering or additional private placement financing, each Regional Joint Venture plans to ultimately effect a public offering of its securities that would reduce Vista's beneficial ownership in the Regional Joint Venture to significantly less than 50%.

                            Vista Technologies
                            common stock issued
                            to acquire Series B
                            Preferred shares in                  Convertible Preferred Stock
                          Regional Joint Venture          in Regional Joint Venture Owned by Vista

                            Number of                Number of Preferred Shares   % of Equity Interest (1)
                          Vista Common    Date
Regional Joint Venture      Shares(1)    Issued      Series B(1)   Series A(1)    Primary (2)  Diluted (3)
Vista Laser Centers of
  Michigan, Inc. .......    200,000(1)   11-16-95     200,000(4)    100,000(4)      92.31%        28.32%
Vista Laser Centers of
  the Southwest, Inc....                              350,000(5)    100,000(5)      94.02%        54.43%
Vista Laser Centers of
  the Pacific, Inc......    500,000(1)    5-08-96     500,000(6)    100,000(6)      92.31%        38.52%
Vista Laser Centers of
  the Northeast, Inc....    450,000(1)    5-08-96     500,000(7)    100,000(7)       100%          100%
Vista Laser Centers of
  the Northwest, Inc....                                            100,000(8)       100%          100%
Common Stock issued
  to acquire
  Series A Preferred....    520,000       7-18-96


----------------
(1) Vista has granted or is committed to grant to one or more persons associated with the Regional Joint Venture an irrevocable proxy granting such person or persons the right to vote shares acquired by Vista in the Regional Joint Venture for a five year term. Conversely, the Board of Directors of Vista has received for the same period an irrevocable proxy from the Regional Joint Venture to vote shares of Vista common stock issued to the Regional Joint Venture. All of such proxies will terminate as to any shares which are sold to a bona fide third party prior to expiration of the proxy.

(2) Represents percentage of outstanding voting stock as of October 31, 1996. Does not give effect to the exercise of warrants and/or options or to the conversion of certain notes issued by VLC-Southwest and VLC-Pacific or to the possibility of additional offering of securities planned by the Regional Joint Ventures.

(3) Calculated on a fully-diluted basis to give effect to the assumed conversion or exercise into common stock of all convertible securities, warrants and/or stock options issued by the Regional Joint Venture as of September 30, 1996. Does not give effect to the possibility of additional offerings of securities planned by the Regional Joint Venture. Based upon current proposals, if a planned initial public offering for VLC-Pacific is successfully completed, as to which there can be no assurances, the beneficial ownership of shares held by Vista in VLC-Pacific on a fully-diluted basis would decrease to approximately 17.4%.

(4) Shares of 5% Series B preferred stock issued by VLC-Michigan have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Michigan as of the date of original issuance for financial purposes is $217,597. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Michigan for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.

(5) Shares of 5% Series B preferred stock issued by VLC-Southwest have a preference in liquidation of $2.50 per share and are convertible into VLC-Southwest common stock on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Southwest as of the date of original issuance for financial purposes is $236,428. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Southwest for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Southwest on a one-for-one basis. Vista has converted all of its VLC-Southwest preferred stock into VLC-Southwest common stock. In addition, Vista has agreed to purchase from Pharma Patch for $100,000 a VLC-Southwest note in the principal amount of $100,000 plus 10,000 VLC-Southwest Class B warrants; Vista further agreed with VLC-Southwest to convert the VLC-Southwest note into an additional 100,000 shares of VLC-Southwest common stock.

(6) Shares of 5% Series B preferred stock issued by VLC-Pacific have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Pacific as of the date of original issuance for financial reporting purposes is $487,855. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Pacific for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis.

(7) Shares of 5% Series B preferred stock issued by VLC-Northeast have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Northeast on a one-for-one basis. The value of the Series B preferred shares in VLC-Northeast has not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northeast for $1.00 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Northeast on a one-for-one basis.


(8) Shares of 10% Series A preferred stock acquired by Vista for 120,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northwest for $1.20 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Northwest on a one-for-one basis.

                     OTHER RELATIONSHIPS WITH PROFESSIONALS

         Dr. Donald G. Johnson is Chairman of the Board and a director of Vista and has agreed to render part-time consulting services to certain of Vista's Regional Joint Ventures. The TMM PRK procedure was developed by Dr. Johnson, who is one of the world's most experienced PRK surgeons. Dr. Johnson developed TMM PRK procedures with VISX equipment and, as of December 31, 1995, has successfully treated approximately 7,400 eyes with excimer laser procedures.

         Dr. J. Charles Casebeer is an educator and trainer in the LASIK procedure and has previously served other companies as a consultant in the LASIK field. Dr. Casebeer is a director of Vista and has entered into a Consulting Agreement with VLC-Michigan contingent upon completion of its pending public offering. He is expected to continue his efforts in LASIK procedures and to assist in managing programs for training vision care professionals in the use and performance of LVC procedures and in recommending standards to establish a program of credentialing and training health care professionals in various aspects relating to LVC procedures and patient treatment. If a proposed private placement of securities by VLC-Southwest is successfully completed, Dr. Casebeer's professional corporation will receive from VLC-Southwest compensation at the rate of $60,000 per annum.

         Dr. Casebeer and Dr. Johnson are expected to promote advanced LVC methods for both Vista and for various Regional Joint Ventures that have been formed, or may be formed in the future by Vista, to service various North American geographic markets.

SAFETY AND EFFICACY

         The first PRK procedure for the treatment of nearsightedness using an excimer laser system was performed in 1989, and the first PTK procedure for the treatment of a corneal pathology using an excimer system was performed in 1988. A large majority of PRK and PTK procedures to date have been performed only since 1990. PRK to correct myopia has been performed in at least 35 countries outside the U.S. prior to 1996.

         Some potential medical risks have been identified in connection with the use of LVC surgery and there may be other risks which will not be known until the procedure has been more widely used and monitored over an extended period of time.

         Possible concerns with respect to the safety and efficacy of LVC excimer laser systems for refractive surgery include predictability and stability of results and potential complications, such as modest decreases in best corrected vision and side effects from PRK, PTK, LASIK and LTK. Other possible effects include postoperative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decrease in contrast sensitivity

(diminished vision in low light); temporary increases in intraocular pressure in reaction to post procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); unintended over or under corrections; instability, reversal or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing).

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

MARKET POTENTIAL FOR LVC SERVICES

         It is estimated that in excess of 100 million people in the U.S., and a much larger number worldwide, use eyeglasses or contact lenses to correct common vision disorders, with over 60 million of these individuals suffering from nearsightedness. U.S. consumers spent an estimated $13.8 billion in eyeglass and contact lens purchases in 1993. While excimer laser procedures can treat people who are farsighted or are astigmatic, both the existing technology and application for regulatory approvals for those uses are in an earlier stage than for use of excimer lasers for treatment for nearsightedness.

         Refractive disorders generally are corrected with conventional methods such as eyeglasses and contact lenses. Alternative treatments for permanently reshaping the cornea to relieve nearsightedness, farsightedness and astigmatism include surgical methods, the most popular of which has been RK, discussed earlier in this Report. RK is used primarily to correct nearsightedness, but is known to have potential limitations such as: (i) weakening the cornea, (ii) potential for infection and (iii) producing inconsistent visual correction results. However, RK procedures are generally substantially less expensive than LVC procedures.

         Vista believes that the market potential for alternative refractive care utilizing excimer laser systems is commercially significant. Many eyeglass or contact lens wearers are potential candidates for laser refractive surgery. Generally speaking, Vista believes that younger persons are more apt to elect refractive surgery than older people who have become accustomed to eyeglasses or contact lenses over an extended period. However, the degree to which Vista's LVC Services can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of laser vision correction procedures and alternative technologies. None of these factors is under the immediate control of Vista nor is any predictable at this time.

         Vista's growth strategy includes: (a) increasing market penetration into Canada and the United States through Vista's sponsorship, investment and affiliation with Regional Joint Ventures; (b) continuing to promote alliances with prominent ophthalmologists and other vision care professionals with a goal of maximizing excimer laser usage for both its European operating subsidiaries and North American Regional Joint Ventures; (c) targeting Regional Joint Venture efforts toward specific markets and key demographic groups within their regional markets; (d) expanding market acceptance of LVC procedures by both vision care professionals and the general public through Vista's participation in seminars and training programs and dissemination of public information and advertising; and (e) on a longer-term basis, the possible acquisition of other companies engaged in providing LVC Services.

LVC EQUIPMENT AND SUPPLIERS

         Vista is not involved in the research, development or manufacture of refractive laser systems, and is dependent on unrelated manufacturers for the supply of laser equipment and systems to Regional Joint Venture companies and for possible expansion in Europe. Vista believes there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include Chiron Corp. and LaserSight Incorporated. As discussed earlier, Summit and VISX have received pre-market approval to commercially sell and market in the United States their excimer lasers for PRK treatment of low and mild myopia and for PTK procedures.

         The current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX or Summit, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their excimer laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, Vista believes that most ophthalmologists interested in LVC surgery will not be able or willing to purchase a laser, seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

         Equipment currently maintained or expected to be acquired by Vista's European operating subsidiaries and Regional Joint Ventures are summarized above under the captions "European Operating Subsidiaries", and "North American Regional Joint Venture Investments and Affiliates". Reference is also made to
Note 12 of the Notes to the Consolidated Financial Statements. Regional Joint Ventures in which Vista has acquired an interest plan to enter into additional commitments to purchase and lease LVC equipment which may be contingent in certain instances upon the respective Regional Joint Venture obtaining additional financing.

         In June 1996, Vista entered into two rental agreements with Summit for the lease of two Summit Apex excimer lasers. The term of each rental agreement commences upon equipment installation and will continue for a 27 month period. After the first three months of operation, each equipment lease provides for a minimum monthly rental fee of $6,500. Vista anticipates installing these lasers at one or more of its Regional Joint Ventures under a sublease arrangement.

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

         A PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of methods, facilities and controls used to manufacture the device and certain other information. FDA review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials for clarification of information provided in the submission. When conditions have been fulfilled to the satisfaction of the FDA, it will issue a PMA approval letter, authorizing commercial distribution of the device for certain applications. If the FDA's evaluation is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". There are devices for which FDA approval has been sought which have never been approved for marketing in the U.S. The FDA may approve a device for some procedures but not others, or for certain classes of patients and not others. Modifications to a device that is an approved PMA also may require approval by the FDA of PMA supplements or new PMAs.

GOVERNMENTAL REGULATION

         The manufacturing, labeling, distribution, marketing and promotion of medical devices such as excimer lasers to which Vista and its affiliated companies provide access are subject to extensive and rigorous government regulation in the United States and in certain other countries.

         Excimer lasers in the United States are required to be the subject of an approved PMA application. Summit and VISX have received approval of PMA applications for use of their excimer lasers in PRK and PTK procedures for the treatment of low to mild myopia. There can be no assurance that FDA approval will be received by equipment manufacturers for use of PRK for other refractive disorders, such as extreme myopia, astigmatism and hyperopia (farsightedness) or that other LVC procedures, such as LASIK or TMM PRK, will ever be approved by the FDA. Failure to receive such approvals could have the effect of limiting the market for LVC procedures in the United States, although Vista's plan in such event is that vision care professionals affiliated with its Regional Joint Ventures will have an option of referring patients desiring these alternative procedures to physicians in Canada associated with one or more Regional Joint Ventures.

         Users of medical devices in the United States are subject to continuing FDA obligations. Medical devices are required to be manufactured in accordance with regulations setting forth current Good Manufacturing Practices ("GMP"), which require that devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. It is the FDA's view that with respect to excimer lasers, users, as well as manufacturers, are required to comply with FDA requirements with respect to labeling and promotion. The Medical Device Reporting regulation adopted by the FDA would require that the user provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Users of medical devices are subject to periodic inspections by the FDA. Failure to comply with applicable FDA requirements could subject one or more Regional Joint Ventures subject to FDA regulation in the United States to enforcement action, including product seizures, recalls, withdrawal of approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect.

         Medical device laws and regulations are also in effect in Canada and Europe. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which Vista may plan to sponsor Regional Joint Ventures. The failure of Vista's European operating subsidiaries or Regional Joint Ventures to comply with applicable foreign or state medical device laws and regulations may have a material adverse effect on Vista's business.

         Federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. For example, the FDA is currently considering significant changes to its GMP and to other regulations. Vista cannot predict what impact, if any, such changes might have on its business.

         The operations of Vista's European subsidiaries and the Regional Joint Ventures are also subject to extensive rules and regulations, both in the United States and foreign countries at the federal, provincial, state and local level, affecting the health care industry and the delivery of health care. These include laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited.

         Current regulatory requirements and restrictions that relate to corporate entities involved in the ownership and operation of healthcare facilities include prohibitions against: the corporate practice of medicine except by an entity owned by healthcare professionals and/or wherein the professionals exercise control over medical judgments; patient referrals by healthcare professionals (including ophthalmologists and optometrists) to a facility owned or compensated by such referring professional (either generally, or sometimes by defining such payments as "kick backs"); and "fee splitting" between healthcare professionals and corporate entities. Other laws in both the United States and foreign countries specifically regulate the nature and compensation provisions of employment or management relationships that healthcare professionals may have with a corporate-owned facility, may affect the form of business entity to be utilized, may limit payments either to the entity or to healthcare professionals to the "fair market value" of their contributions, or affect the manner of marketing the service performed at the healthcare facility. Additional regulations in some jurisdictions also now affect, or in the future may affect, the administration and use of LVC Services, including requirements for certificates of need and/or other licensing and registration of medical equipment.

         Laws and regulations affecting the manner in which LVC Services may be marketed, administered or compensated for vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. Vista believes that its European operating subsidiaries and Regional Joint Ventures have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and provincial regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

         The use of excimer lasers and other medical equipment is also subject to numerous government laws and regulations relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of potentially hazardous substances. There can be no assurance that Vista's European operating subsidiaries and one or more Regional Joint Ventures will not be required to incur significant costs to comply with such laws and regulations in the future.

INSURANCE AND INDEMNIFICATION

         Health insurance providers in North America generally consider LVC procedures to be elective surgery and do not provide insurance reimbursement. In other countries, reimbursement programs vary by country and region, and reimbursement is not generally available for European locations at which Vista's European subsidiaries currently operate.

         Use of laser systems by health care professionals using laser equipment and other LVC Services may give rise to claims against Vista or its affiliates by persons alleging injury. Vista's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

         Vista believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that Vista and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect Vista.

         Generally speaking, the policy of Vista's operating subsidiaries and Regional Joint Ventures are to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance.

         At a future date, Vista intends to explore the availability and cost of obtaining umbrella coverage with respect to any malpractice claims relating to procedures performed by use of LVC Services and of obtaining errors and omissions coverage with respect to Vista's staff. There can be no assurance that Vista will be able to retain adequate liability insurance at reasonable rates, or that insurance or indemnification provided by health care providers will be adequate to cover claims asserted against Vista, in which event Vista's business may be materially adversely affected.

PROPRIETARY RIGHTS

         Vista has no licenses, patents, registered trademarks or registered copyrights except that it has filed trademark applications in the United States and Canada for the service mark "Vista Laser Centers" (TM) and its European operating subsidiaries conduct business under the name of Vista Vision (TM). Vista is currently evaluating service mark applications filed by Vista in the U.S. and Canada to determine whether a modification to that particular name would enhance Vista's rights to a service mark.

COMPETITION

         The vision care industry is extremely competitive and includes numerous companies that are substantially larger than Vista and have greater financial, marketing and technical resources. Vista believes principal competitive factors affecting revenues include market acceptance of LVC procedures by both patients and vision care professionals, performance, success relative to alternative refractive correction methods, pricing, regulatory requirements, quality of equipment and convenience to the patient and physicians, some of which are factors beyond Vista's control.

         Vista competes with other surgical and non-surgical forms of treatments for refractive disorders, including eyeglasses, contact lenses, manual refractive surgery (such as RK), corneal transplants and possibly other new technologies currently under development. Continued use of eyeglasses and contact lens are expected to be the most popular methods of treating refractive vision disorders due to low immediate cost and the avoidance of surgery. Notwithstanding certain limitations and disadvantages compared to LVC procedures, RK surgery is generally less expensive than are LVC procedures, and RK may remain a competitive surgical treatment due to cost considerations or the skills of particular physicians.

         The market for access to excimer lasers is highly competitive and Vista and its Regional Joint Ventures compete, or will compete, in various geographic markets with other businesses formed since 1990 offering similar access to LVC equipment and services in Europe, Canada and the United States. These competitors are pursuing a variety of business and marketing strategies, such as marketing directly to consumers through optical chains or affiliating with hospitals or physician group practices.

         Summit, a supplier of laser equipment, operating through a subsidiary named Refractive Centers International, Inc., plans to open various laser centers in the United States. Other companies which do not manufacture laser equipment currently provide, or have indicated they intend to provide, access to laser equipment in the United States, including: Beacon Eye Institute Inc. (a subsidiary of Hawker Siddley Canada Inc.); Vision International, Inc., which operates PRK clinics in Mexico, Finland and Argentina; Laser Vision Centers, Inc. ("LVCI"), which has operated centers in Canada since 1991 and in Europe since 1993; Global Vision, Inc.; LCA Vision, Inc.; Sight Resources, Inc.; Sterling Vision, Inc.; The Laser Centre; and 20/20 Laser Centers, Inc. Additional competition also exists or may develop from hospital affiliated groups, physician group practices and private ophthalmologists electing to purchase refractive laser systems in certain markets, some of whom are believed to operate equipment for which royalties are not payable to a laser manufacturer. LVCI reportedly operates 12 sites in the U.S., and plans to open additional U.S. locations, in conjunction with Columbia Healthcare Corporation, formerly named Columbia/HCA, which operates ambulatory surgery centers in approximately 27 states. LVCI has also announced plans to develop self-contained mobile laser surgery centers and to apply for pre-market approval of its mobile system with the FDA.

         The ability of Vista and its Regional Joint Ventures to compete successfully may also depend in the future on their ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of refractive disorders develops, that equipment owned and/or leased by Vista and its affiliates will not become obsolete, and if this occurs, there can be no assurance that Vista will be able to secure new equipment to allow Vista and its affiliates to compete effectively.

INVESTMENT IN TECHNICAL CHEMICALS AND PRODUCTS, INC.

         As part of an agreement between Vista and Pharma Patch generating additional financing for Vista in March 1996, Vista received 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock from Pharma Patch at a value of $2,662,500, or $13.31 per TCPI share. At the time this transaction was completed and at March 31, 1996, shares of TCPI acquired by Vista were restricted as to resale under federal securities laws and have been valued at both dates for financial statement purposes at a 25% discount from the public market price. On March 21, 1996, the date Pharma Patch and Vista closed the agreement, the closing price for TCPI common stock was $17.75 per share. Subsequent closing prices for TCPI common stock were $16.50 on March 31, 1996 and $10.63 on September 30, 1996.

         TCPI is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. TCPI's medical diagnostic products employ patented and proprietary membrane-based technology, and include approximately 25 different tests to detect conditions such as pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases and drugs of abuse. TCPI markets diagnostic products through a marketing and distribution alliance between TCPI and Boehringer Mannheim and also markets products under its proprietary brand name and under private label arrangements to drug, discount and supermarket chains. In addition to its diagnostics business, TCPI is also involved, through its Pharmetrix Division acquired from Pharma Patch PLC in November 1995, in research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. For its fiscal year ended December 31, 1995, TCPI reported net sales of $4,188,000 and a net loss of $1,494,000.

         TCPI's common stock is publicly-traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the symbol "TCPI". TCPI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission ("Commission") which may be inspected and copied at the public reference facilities maintained by the Commission at its principal office in Washington D.C. and at its regional offices in Chicago and New York.

         As the assignee of Pharma Patch with respect to its investment in TCPI, Vista is entitled to certain benefits and subject to certain obligations arising under prior agreements between Pharma Patch and TCPI. TCPI filed a registration statement on Form S-3 to register certain shares of TCPI common stock acquired by Pharma Patch from TCPI, including the 200,000 shares assigned to Vista. The resale of these shares pursuant to such registration was subject to a lock-up agreement executed by Vista. Under that lock-up, Vista agreed it would not sell, contract to sell, grant any option for the sale of, or otherwise directly or indirectly dispose of Vista's shares of TCPI common stock during the period expiring 180 days following the closing of a public offering of securities by TCPI on May 2, 1996 without the prior consent of the representative of the underwriters of TCPI's public offering. Vista sold most of its TCPI Shares in late November 1996 at prices ranging from $7.50 to $8.00 per share.

EMPLOYEES

         Vista's corporate operations employ the services of eight employees and consultants, including three on a full time basis and five on a part-time basis, all of which are involved in management or administrative functions. Vista's European subsidiaries employ six persons at Vista-Italy and five persons at Vista-Sweden. Management believes that Vista's relationship with its employees is satisfactory. As Vista expands, it expects to add additional employees, primarily in marketing, administrative and management positions. Vista does not anticipate difficulty in hiring such personnel when needed.

THE COMPANY'S MARKET MAKERS:            -       M.H. Meyerson
                                        -       Herzog, Heine & Goduld
                                        -       Mayer & Schweitzer
                                        -       Coastal Securities Limited

         As of November 29, 1996, 5,340,685 Ordinary Shares were eligible for sale under Rule 144, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two-year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of 1% of the Company's then outstanding Common Stock or the average weekly trading volume of such Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an "affiliate" of the Company.

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

HOLDERS

As of November 29, 1996, there were 204 record holders of the Company's Ordinary Shares represented by ADR's.

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

PERIOD                                                        CLOSING BID              CLOSING ASK
------                                                        -----------              -----------

1994                                                        HIGH          LOW       HIGH          LOW
----                                                        ----          ---       ----          ---
First Quarter (March 2 thru March 31) . . . . . .           9           7 1/2       9 1/8         7 7/8
Second Quarter  . . . . . . . . . . . . . . . . .           6 7/8       4 5/8       7 1/4         5
Third Quarter . . . . . . . . . . . . . . . . . .           5           2           5 3/4         2 1/2
Fourth Quarter  . . . . . . . . . . . . . . . . .           2 7/8       1           3 1/2         1 3/8

1995                                                        HIGH          LOW       HIGH          LOW
----                                                        ----          ---       ----          ---
First Quarter . . . . . . . . . . . . . . . . . .           1 3/16      1           1             2 1/4
Second Quarter  . . . . . . . . . . . . . . . . .           1 5/8       1           1 5/8         1 1/8
Third Quarter (July 1 through August 16)  . . . .           1 7/8       1 1/16      2 1/8         1 1/8

1995                                                       CLOSING BID            CLOSING ASK
----                                                       ----------------------------------
Third Quarter . . . . . . . . . . . . . . . . . .           15/16                   1 3/8
Fourth Quarter  . . . . . . . . . . . . . . . . .           13/16                   1 3/8

1996
----
First Quarter . . . . . . . . . . . . . . . . . .           3/4                     1 3/16
Second Quarter  . . . . . . . . . . . . . . . . .           5/8                     1 1/8
Third Quarter . . . . . . . . . . . . . . . . . .           1/8                       5/8
Fourth Quarter (through November 29)  . . . . . .           1/8                       5/8


ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

BACKGROUND

           The operations of the Company were primarily those of its wholly owned subsidiaries PP Holdings, Inc., Medipro Sciences Limited ("Medipro") and Flora, Inc. ("Flora"). The Flora operation was acquired on June 30, 1994 and is reflected in fiscal 1995 accordingly. The Medipro operation was significantly downsized after the acquisition of the assets of Flora and officially ceased operations January 31, 1995. The operations of the Company were primarily those of Medipro for the first four months of fiscal 1995 and all prior years. On November 15, 1995 the Company sold substantially all of its assets (including the assets acquired from Flora) to Technical Chemicals and Products, Inc. ("TCPI") for 786,214 shares of TCPI common stock. Operating results related to this business have been treated as discontinued operations in the consolidated financial statements. Accordingly, the financial statements for fiscal 1996 include a loss from the discontinued operations of approximately $2,600,000, and a gain on the sale of approximately

$16,400,000. In March 1996, the Company acquired a controlling interest in Vista Technologies, Inc. (Vista). See "Certain Transactions." The consolidated financial statements have been prepared in accordance with US GAAP.

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

     The loss from continuing operations in fiscal 1996 of $1,728,683 consists mainly of administration expenses of the Company during the year. Administration expenses of continuing operations of $1,798,524 increased by approximately $657,223 or 58% from 1995. This increase can be attributed to an increase in professional fees relating to the TCPI transaction and increased compensation expenses for the year relating to the anticipated reorganization of the Company. Other income during the year of $64,321 was primarily derived from receipt of proceeds from the sale of certain securities. Interest income is down from 1995 by $36,865 or 76% to $11,698 due to lower cash balances being available for short-term investments during the year.

     Medipro Sciences Limited ceased operations January 1995 and accordingly, this subsidiary did not report any results to effect the Company's fiscal 1996 results. In fiscal 1995, Medipro Sciences Limited reported expenses of $876,101 and $1,088,786 related to general and administration and research and development respectively. The loss from operations of the discontinued business segment of $2,593,468 in fiscal 1996 consists mainly of operating expenses of the Company's subsidiary PP Holdings Inc. PP Holdings, Inc. recorded $1,164,681 and $558,033 of research and development and general and administrative expenses respectively during fiscal 1996 versus $974,145 and $781,693 for research and development and general and administrative expenses respectively during fiscal 1995. In addition, $337,667 in interest on long-term debt was incurred during the year related to the $5,000,000 note satisfied by TCPI. In total, research and development expenses for fiscal 1996 of $1,164,681 declined by approximately $898,000 from fiscal 1995 due to a duplication of expenses associated with operating two research and development facilities (Toronto, Ontario and Menlo Park, California) for seven months while the Company was in the process of closing its Toronto facility and moving all research and development activities to Menlo Park, California (location of the facility acquired from Flora). The fiscal 1995 loss from operations of discontinued business segment of $11,698,353 for fiscal 1995 is $9,104,885 higher than the 1996 amount because of the unusual items charged in 1995's financial statements. These included the write-off of capitalized technologies, restructuring costs of Medipro and the write-off of a foreign currency translation amount, all totalling approximately $6,361,000. In addition to these amounts, fiscal 1995 costs were higher due to higher research and development costs incurred of $2,355,515.

     For the year ended February 29, 1996 the Company has a net earnings of $12,090,676 or $.70 per share (fiscal 1995 -- a loss of $2.56 per share). This net income in fiscal 1996 is due to the gain on the sale of assets to TCPI whereas the fiscal 1995 loss is attributable to the unusual items charged in fiscal 1995 listed above.

     FISCAL YEARS ENDED FEBRUARY 28, 1995 AND 1994

     Expenses from continuing operations for the fiscal year ended February 28, 1995 were $2,081,891 versus $1,348,112 for the fiscal year ended February 28, 1994. The increase in expenses are primarily attributable to the write-off of Cangene acquisition costs and the loss on disposal of the Cangene investment ($992,843) partially off-set by a reduction in administration expense and a foreign exchange gain. Loss from continuing operations for the 12 month periods ending February 28, 1995 and 1994 are $2,039,091 and $1,307,672 respectively. The increase in the loss from continuing operations is attributable as outlined above.

     The loss from discontinued operations for fiscal year 1995 were $11,698,353 versus $1,919,752 for the fiscal year ended February 28, 1994. The year over year increase in the loss from discontinued operations is primarily attributable to unusual items written off in fiscal 1995 totalling $6,361,084 and an increase in expenses associated with the operations of PP Holdings, Inc. The unusual items relate to acquired technology ($2,775,336), write-off of capitalized technology ($1,685,516), Medipro restructuring costs ($1,492,070) and a write-off of the cumulative translation adjustment related to Medipro Sciences Limited ($408,162).

     The net loss for fiscal 1995 increased 326% to $13,737,444 from $3,227,424 in fiscal 1994. The increase was primarily attributable to the unusual items described above and duplication of discontinued operating expenses as defined above.

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

     Subsequent to February 29, 1996, the Company sold 210,000 TCPI shares for net proceeds of $2,928,697, $750,000 of which was used to pay a loan to Vista as part of the consideration in the acquisition of Vista. As of November 20, 1996, the TCPI stock had a market value of $8.00 per share, of which the Company owns 576,214 shares.

     The Company has had limited operating revenues and has accumulated a deficit of $6,249,628 as of February 29, 1996. The Company expects to continue to incur operating losses until such time, if ever, it generates sufficient revenues. There is no assurance that the Company will ever operate profitably.
     The Company's principal capital requirements include cash requirements to finance programs to acquire additional LVC equipment and support activities of Regional Joint Ventures sponsored by Vista since June 1996, working capital for management and administration and, in the future, anticipated requirements to finance sales and marketing. Subject to availability of adequate capital, as to which there can be no assurance, expenditures for additional excimer laser equipment may be significant during the foreseeable future to support the Company's program of expanding LVC Services and supporting the activities of Regional Joint Ventures.

     The Company, through Vista and its Regional Joint Ventures, plans to select strategically located sites for additional expansion, each of which will be equipped with state-of-the-art laser equipment systems permitted for commercial use in the state or province in which such equipment is located, as well as diagnostic, pre-operative and post-operative facilities. These corporate affiliates will own or lease and maintain the LVC equipment at each site, will lease real estate facilities for each location, and will offer MDs and ODs billing, accounting, administrative, marketing and management services, as well as access to a trained support staff and necessary LVC equipment and supplies, so that health care professionals may concentrate their efforts on patient care.

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

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Term Assets and for Long-Term Assets to be Disposed of" which is effective for fiscal year beginning after December 15, 1995. This statement is not expected to have a significant effect on the results of operations or financial position of the Company. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. The Company anticipates electing to continue its current accounting methodology regarding stock options granted to employees and will add the required additional footnote disclosures prescribed by SFAS No. 123. In addition, options granted to non-employees will have compensation expense associated with it, calculated in accordance with the new pronouncement.

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

                 None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

NAME                            AGE                    TITLE
----                            ---                    -----
Murray D. Watson  . . . . .      52                    Chairman of the Board, Chief Executive Officer,
                                                       President and Director
Kenneth G. Howling  . . . .      39                    Vice President -- Finance and Chief Financial
                                                       Officer
Paul E. Heney . . . . . . .      37                    Secretary
Kevin J. Quinn  . . . . . .      54                    Director(1)
Jac. J. Lam . . . . . . . .      48                    Director(1)

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

         Murray D. Watson, through TMI and Kenneth G. Howling, through Pinnacle, are paid compensation for acting as officers and/or directors of Vista at the annual rate of $100,000 U.S. and $60,000 U.S., respectively. The compensation paid by the Company to TMI and Pinnacle is reduced by such amounts. Such compensation commenced on April 1, 1996. Each of TMI and Pinnacle are entitled to a bonus to be reviewed by the Board of Directors of Vista at the end of each fiscal year up to 100% of base compensation.

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

--------------------------

(1) These options shall vest only in the event that the closing price of the Company's ADS's equals or exceeds U.S. $2.00 in any 21 day trading period (whether or not consecutive) prior to the February 28, 1997.

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


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

          The Company has outstanding 16,934,375 Ordinary Shares as of
August 31, 1996. Such total excludes Ordinary Shares issuable upon the exercise of outstanding Class A, Class B, Class C and Class D Warrants.

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

                                                                                                  PERCENTAGE
                                                                                                   NUMBER OF
                                                                               ORDINARY SHARES    OUTSTANDING
                                                                           BENEFICIALLY OWNED (1)    SHARES
                                                                           -----------------------------------
Trident Management Inc. (2) . . . . . . . . . . . . . . . . . . .                  880,339            5.2%
Murray Watson . . . . . . . . . . . . . . . . . . . . . . . . . .                      -0-               -
Paul E. Heney . . . . . . . . . . . . . . . . . . . . . . . . . .                  302,500            3.0%
Kenneth G. Howling  . . . . . . . . . . . . . . . . . . . . . . .                  256,750(3)         3.1%
Pinnacle Financial Corporation (3)  . . . . . . . . . . . . . . .                  143,750            1.4%
Kevin J. Quinn  . . . . . . . . . . . . . . . . . . . . . . . . .                  116,408               -
All officers and directors as a group (6 persons) . . . . . . . .                1,555,997            9.6%

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

(3) Includes 143,750 shares owned by Pinnacle Financial Corporation.

(4) Mr. Howling is a controlling shareholder of Pinnacle Financial Corporation and is the beneficial owner of these shares.


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

         On May 25, 1995, the Company declared bonuses valued at an aggregate of $261,250 to Messrs. Watson, Hooper, Spencer and Howling pursuant to their respective employment agreements or consulting agreements, as the case may be, with the Company in respect of the fiscal year ended February 28, 1995. One third of each bonus was paid in cash and the balance paid in an aggregate of 174,167 Ordinary Shares valued at $1.00 per share. During the fiscal year ended February 29, 1996, senior management received an aggregate of 423,627 ordinary shares at an equivalent price of $.50 per share in lieu of receiving salary or consulting fees which were billed to the Company at an aggregate of $211,813.

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

Name                                     Number of Shares             Subscription Price
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

         As of November 30, 1996 (but without giving effect to other common stock reserved for outstanding stock options, warrants, conversion or exchange of debt obligations), there were approximately 7,006,112 Vista shares outstanding. Of that amount, 3,410,000 Vista common shares, or approximately 49.2% of the total then outstanding, are owned by the Company and the Company holds Class C Warrants to purchase an additional 500,000 Vista shares. Vista and the Company anticipate this percentage ownership may be reduced in the near future as Vista issues additional common shares in connection with its sponsorship of additional Regional Joint Ventures currently in various stages of negotiation and for a planned private placement offering of Vista securities for Vista's own account.

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

$800,000 SECURED LOAN FROM PHARMA PATCH PLC

         On August 26, 1996, Vista borrowed $800,000 from the Company in exchange for an 8% Secured Promissory Note (the "8% Secured Note"). Vista's assets include 200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for possible resale by Vista after approximately October 23, 1996. The TCPI Shares have been pledged as collateral by Vista to secure its obligations under the 8% Secured Note.

         Principal and interest on the 8% Secured Note are payable on December 31, 1996, or earlier in the event Vista elects to sell all or any portion of its interest in the TCPI Shares. In the event net proceeds from a sale of a portion of the TCPI Shares is insufficient to provide for full payment of the 8% Secured Note, the unpaid balance of the 8% Secured Note will remain due on its original maturity date of December 31, 1996 or earlier in the event of a subsequent sale of TCPI Shares for the account of Vista. In November 1996, the 8% Secured Note was amended to provide that the proceeds from the sale of the TCPI Shares by Vista will be allocated 50% to the Company and 50% to Vista.

         The original maturity date of the 8% Secured Note may be extended by Vista up to two times, for an additional six months each, so long as Vista pays all accrued interest at the date of each renewal and is not otherwise in default on its loan obligations. The Company has the right to accelerate the maturity date of the loan if the fair value market of TCPI Shares pledged as collateral falls to less than 150% of the unpaid principal of the 8% Secured Note unless Vista, within five business days after notice, prepays a sufficient amount of the note principal so that the fair market value of TCPI Shares then pledged as collateral is not less than 150% of the remaining unpaid principal of the 8% Secured Note.

ITEM 13.         EXHIBITS LIST AND REPORTS ON FORM 8-K

A.  EXHIBITS

         The following exhibits were delivered with this Registration Statement, or will be delivered by Amendment, for filing:

Ex. No.   Description of Document
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

                                        PHARMA PATCH PLC

Dated:  December 10, 1996               By:/s/ Murray D. Watson
                                        ----------------------------------
                                        Murray D. Watson
                                        Chairman of the Board and
                                        Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                                         Date
---------                      -----                                                         ----
/s/ Murray D. Watson           Chairman of the Board,                                        December 10, 1996
----------------------------   Chief Executive Officer, President and Director
Murray D. Watson               (Principal Executive Officer)


/s/ Kenneth Howling            Vice President-Finance                                        December 10, 1996
----------------------------   (Chief Accounting Officer)
Kenneth Howling

/s/ Kevin J. Quinn             Director                                                      December 10, 1996
----------------------------
Kevin J. Quinn

/s/ William G. Hutchison       Director                                                      December 10, 1996
----------------------------
William G. Hutchison

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

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                       Consolidated Statements of Earnings
                              and Loss and Deficit

                          Years ended February 29, 1996
                              and February 28, 1995

                           (Expressed in U.S. Dollars)

                                                                                  Restated
                                                                1996                1995
                                                                ----              --------
Revenues                                                    $         --                 --
                                                            ------------       ------------
Expenses:
      Administration                                           1,798,524          1,141,301
      Foreign exchange loss (gain)                                 2,285            (52,253)
      Write-off of Cangene acquisition costs
          (note 8)                                                    --            514,791
      Loss on disposal of Cangene investment
          (note 8)                                                    --            478,052
                                                            ------------       ------------
              Loss from operations                             1,800,809          2,081,891

Other income                                                     (76,019)           (42,800)
Other expenses                                                     3,893                 --
                                                            ------------       ------------
              Loss from continuing operations                  1,728,683          2,039,091
                                                            ------------       ------------
Discontinued operations (note 3):
      Loss from operations                                    (2,593,468)       (11,698,353)
      Gain on sale                                            16,412,827                 --
                                                            ------------       ------------
              Gain (loss) on discontinued
                operations                                    13,819,359        (11,698,353)
                                                            ------------       ------------
              Net earnings (loss)                             12,090,676        (13,737,444)

Deficit, beginning of year                                   (18,340,304)        (4,602,860)
                                                            ------------       ------------
Deficit, end of year                                        $ (6,249,628)       (18,340,304)
                                                            ============       ============

Per share of common stock:
      Loss from continuing operations                                 --               (.38)
      Discontinued operations                                        .70              (2.18)
                                                            ------------       ------------
              Net earnings (loss)                           $        .70              (2.56)
                                                            ============       ============

Number of ordinary shares issued for earnings
      per share purposes(1)                                   19,677,650          5,368,298
                                                            ============       ============

------------
(1) The modified Treasury method was used for the year ended February 29, 1996. Earnings (Loss) Per Share calculation due to the dilutive effect of outstanding warrants. The weighted average method was used for all other purposes.




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

                                                      Number                         Premium in
                                                        of              Par           excess of
                                                      shares           value          par value             Total
                                                      ------           -----          ---------             -----
Balance, February 28, 1994 .....................     4,371,932      $ 2,162,932        7,123,610         9,286,542
                                                   -----------      -----------      -----------       -----------
Issued for cash, March 7, 1994(i) ..............       600,000            8,828        3,706,172         3,715,000
Share issue expenses(i) ........................            --               --       (1,633,990)       (1,633,990)
Issued in exchange for Cangene shares(ii) ......       439,999            6,720        1,764,276         1,770,996
Issued in payment of professional fees(iii) ....       328,322            5,163          488,371           493,534
                                                   -----------      -----------      -----------       -----------
Balance, February 28, 1995 .....................     5,740,253        2,183,643       11,448,439        13,632,082
                                                   -----------      -----------      -----------       -----------
Issued for cash (iv) ...........................     3,249,400           37,713        2,399,085         2,436,798
Share issued costs (iv) ........................            --               --         (250,022)         (250,022)
Payment of accrued salaries(v) .................       804,044           10,848          488,475           499,323
Payment of professional fees(vi) ...............       690,373            9,912          591,993           601,905
Officers and directors(vii) ....................       926,563           14,640          726,610           741,250
                                                   -----------      -----------      -----------       -----------
Subtotal for fiscal 1996 .......................     5,670,380           73,113        3,956,141         4,029,254
                                                   -----------      -----------      -----------       -----------

Balance at February 29, 1996 ...................    11,410,633      $ 2,256,756       15,404,580        17,661,336
                                                   ===========      ===========      ===========       ===========

------------
(i) On March 7, 1994, the Company completed an initial public offering for 600,000 American Depository Shares, 575,000 Class B Warrants and 575,000 Class C Warrants of the Company. The securities are

                       PHARMA PATCH PUBLIC LIMITED COMPANY

              Notes to Consolidated Financial Statements Continued

                           (Expressed In U.S. Dollars)

         traded on the NASDAQ exchange. Gross proceeds from the offering were $3,715,000, issue costs were $1,633,990 and net proceeds were $2,081,010.

(ii) Issued in connection with the private acquisition of 1,319,996 common shares of Cangene Corporation (note 8).

(iii) Equivalent estimated value of stock issued to various professionals in lieu of cash payments totaling $493,534 for services rendered.

(iv) During the year the Company completed private placements to issue 3,249,400 Ordinary Shares for gross proceeds of $2,399,085, issue costs of $250,022 and net proceeds of $2,149,063.

(v) In May 1995, the Company declared bonuses totaling $261,250 pursuant to employment agreements for key executive employees. One-third of each bonus was paid in cash and the balance of $174,167 was paid in Ordinary Shares valued at $1.00 (174,167 shares). In the year ended February 29, 1996, 423,627 Ordinary Shares were issued in lieu of cash salaries of $222,031. In addition, 206,250 shares at an estimated fair value of $103,125 were awarded in the fourth quarter to senior management in lieu of a consulting fee.

(vi) During the year the Company issued 690,373 shares in lieu of cash payments of $601,905 to various professionals for services rendered and billed to the Company.

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

        As of February 29, 1996, approximately 1.6 million Ordinary Shares related to a private placement (see (iv) above) and the 206,250 shares awarded to management in lieu of a consulting fee have not been actually issued. However, the shares are reflected as outstanding in the accompanying balance sheet and for purposes of the earnings per share calculation on the date the shares were awarded/sold. In March 1996, the Company finalized a private placement for 2,150,000 Ordinary Shares for net proceeds of $1,075,000 (which includes the 1.6 million shares noted above).

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


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
                                                                   ========             ========

                                      F-16                          (Continued)

                       PHARMA PATCH PUBLIC LIMITED COMPANY

                           (Expressed in U.S. Dollars)


(7)      Capital Stock, cont.

         (c)      Stock Option Plan, cont.

                  In March 1996, 700,000 options at an exercise price of $.50 per share to purchase Ordinary Shares were issued to certain individuals and entities who perform services for the Company, all of which have terms of five years. These options shall vest only in the event that the closing price of the Company's stock price equals or exceeds $2.00 in any 21-day trading period (whether or not consecutive) prior to February 28, 1997. Upon such vesting, administrative expense will be recorded on 350,000 of such options. The Company intends to record an expense of $10,000 upon the issuance of the remaining 350,000 options to a consultant in accordance with the provision of Financial Accounting Standards Board Statement No. 123.


         (d)      Earnings (Loss) Per Share

                  The net loss per share calculations for the fiscal years ended 1995 and 1994 are based on the weighted average number of shares outstanding during the respective years. In addition, the earnings (loss) per share calculations have taken into account the shares, options and warrants issued at prices below the Company's IPO price in the 12-month period prior to the initial filing of the IPO. These have been treated as outstanding during all the periods presented prior to March 7, 1994. The Company has used the treasury stock method of determining the dilutive effect of all options and warrants for the period March 7, 1994 to February 28, 1995.

                  The net earnings per share calculation for the fiscal year ended 1996 is based on the modified treasury stock method.

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

                                                                                   Pharma
                                                                                Patch Public
                                                                                   Limited         Vista
                                                                                   Company     Technologies
                                                                                    as of       Inc. as of
                                                                                   Feb.29,        Dec.31,
                        Assets                                                      1996           1995
                        ------                                                      ----           ----

Cash, accounts receivable, prepaid expenses, investment
  securities and other assets                                                  $    943,012        869,429
Property and equipment                                                                 --        1,414,920
Investment in Technical Chemicals and Products, Inc.                             16,805,320           --
Cost in excess of net assets acquired                                                  --             --
                                                                               ------------    -----------
                         Total assets                                          $ 17,748,332      2,284,349
                                                                               ============    ===========

                Liabilities and Shareholders' Equity (Deficiency)

Accounts payable, note payable, current portion of long-term debt, redeemable
     common stock, accrued liabilities, deferred revenue and other liabilities    3,167,034      1,256,179

Long-term debt                                                                         --          783,833
Minority interest                                                                      --          603,914
                                                                               ------------    -----------
                         Total liabilities                                        3,167,034      2,643,926
                                                                               ------------    -----------

Shareholders' equity (deficiency):

     Common stock at par value                                                    2,256,756         13,231
     Premium in excess of par value                                              15,404,580     13,513,796
     Deficit                                                                     (6,249,628)   (14,160,572)
     Foreign currency adjustment                                                     (6,518)       273,968
     Unrealized appreciation on equity securities (net of deferred taxes)         3,176,108           --
                                                                               ------------    -----------

                         Total shareholders' equity
                                 (deficiency)                                    14,581,298       (359,577)
                                                                                -----------    -----------

                         Total liabilities and shareholders'
                            equity (deficiency)                                $ 17,748,332      2,284,349
                                                                               ============    ===========





                                                                                                                    Pro forma
                                                                                          Adjustments                 totals
                                                                                    ----------------------            as of
                        Assets                                                      Debit           Credit             1996
                        ------                                                      -----           ------             ----

Cash, accounts receivable, prepaid expenses, investment
  securities and other assets                                                             --            --          1,812,441
Property and equipment                                                                    --            --          1,414,920
Investment in Technical Chemicals and Products, Inc.                                      --            --         16,805,320
Cost in excess of net assets acquired                                            5,763,930(a)           --          5,763,930
                                                                                 --------------   ----------      -----------
                         Total assets                                            5,763,930              --         25,796,611
                                                                                 ==============   ==========      ===========

                Liabilities and Shareholders' Equity (Deficiency)

Accounts payable, note payable, current portion of long-term debt, redeemable common stock, accrued liabilities, deferred revenue and other liabilities
                                                                                           --           --          4,423,213
Long-term debt                                                                             --           --            783,833
Minority interest                                                                          --      2,047,394(b)     2,651,308
                                                                                 --------------   ----------      -----------
                         Total liabilities                                                 --      2,047,394        7,858,354
                                                                                 --------------   ----------      -----------

Shareholders' equity (deficiency):

     Common stock at par value                                                       15,800(c)       911,300(c)     3,165,487
     Premium in excess of par value                                              16,960,236(c)     5,620,700(c)    17,578,840
     Deficit                                                                               --     14,160,572(c)    (6,249,628)
     Foreign currency adjustment                                                           --           --            267,450
     Unrealized gain or equity securities (net of deferred taxes)

                                                                                           --           --          3,176,108
                                                                                 --------------   ----------      -----------

(13)     Subsequent Event, cont.

                         Total shareholders' equity
                                 (deficiency)                                    16,976,036       20,692,572       17,938,257
                                                                                 --------------   ----------      -----------

                         Total liabilities and shareholders'
                            equity (deficiency)                                  16,976,036       22,739,966      25,796,611

                                                                                 ==============   ==========      ===========

         As a result of these transactions, the Company acquired approximately 61% of the voting interest in Vista. The acquisition will be accounted for utilizing the purchase accounting method in fiscal 1997. A summary of the consideration for both components of the Vista transaction include the following:

         Cash...............................................  $  500,000
         Note payable.......................................     750,000
         TCPI investment (200,000 shares)...................   3,032,000
                                                              ----------
         Subtotal...........................................   4,282,000
         Pharma Patch plc common stock (4,500,000 shares)...   2,250,000
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

         The second phase of the transaction was Pharma Patch transferring $2.2 worth of its common stock to three existing Vista owners in exchange for an additional 20% ownership in Vista shares. Cost in excess of net assets from this phase of the transaction is calculated by comparing the $2.2 consideration to 20% of net assets of $3.2 million (the net assets after the first transaction is completed). The resulting $1.5 cost in excess combined with the aforementioned $3.1 million represents the total cost in excess from the acquisition of $4.6 million. The TCPI investment value was calculated utilizing the original carrying value of the TCPI investment from November 1995 ($15.16 per share). This price was determined by the Company to represent the estimated fair value of the TCPI shares at the date of the acquisition. The TCPI shares were trading at prices between $21.00 and $11.00 per share during a short period of time before and after announcement of the transaction (approximately $17.00 per share as of the closing of the transaction). The Company is currently amortizing such cost in excess of net assets acquired over a 15 year period. The final allocation of purchase price is not yet available.

                                      F-20                           (Continued)