Form 10QSB
period 1996-11-30
PHARMA PATCH PUBLIC LIMITED CO
filed 1997-01-17
CIK 913668

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                          Commission file No: 1-12836

                      PHARMA PATCH PUBLIC LIMITED COMPANY
       -----------------------------------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)


            Ireland                                   Not Applicable
 ------------------------------                     ------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation)                                     Identification No.)

                    15/16 Fitzwilliam Place, Dublin, Ireland
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                               011-353-1-668-7144
                               ------------------
                 Issuer's Telephone Number, Including Area Code

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

The number of ordinary shares of Registrant outstanding as of January 15, 1997 was 17,149,375 shares.

                      PHARMA PATCH PUBLIC LIMITED COMPANY

                                     INDEX




PART 1 -- FINANCIAL INFORMATION
                                                                       Page No.
                                                                       --------
     Item 1.  Financial Statements

     Unaudited Consolidated Balance Sheets -- February 29, 1996,
     November 30, 1996 and November 30, 1995  . . . . . . . . . . . . . . .  1

     Unaudited Consolidated Statements of Operations -- Year
     ended February 29, 1996, three months ended November 30, 1996 and
     1995 and nine months ended November 30, 1996 and November 30, 1995 . .  2

     Unaudited Consolidated Statements of Cash Flows --Year Ended
     February 29, 1996, and nine months ended November 30, 1996 and November 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . .  3

     Unaudited Statement of Changes in Stockholders Equity --
     Nine months ended November 30, 1996 and November 30, 1995  . . . . . .  4

     Unaudited Notes to Consolidated Financial Statements . . . . . . . . .  5

     Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .  9


PART 2 -- OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)



                                                                                          Unaudited
                                                                                         November 30,
                                                    February 29,             ------------------------------------
                                                       1996                     1996                     1995
                                                       ----                     ----                     ----
 ASSETS

 CURRENT
 Cash and cash equivalents                           $     668,822             $     45,621            $    180,788
 Accounts receivable                                        22,690                       --                 197,054
 Due from Vista                                            251,500                       --                      --
 Investment in TCPI - available for sale at             16,805,320                3,479,980              11,919,000
 market price
 Prepaid expenses and other assets                              --                       --                  37,733
                                                    --------------           --------------          --------------
       Total current assets                             17,748,332                3,525,601              12,334,575
                                                    --------------           --------------          --------------
 Fixed assets                                                   --                    6,849                      --
 Investments in and advances to affiliate                       --                7,142,764                      --
 Promissory note                                                --                  100,000                 741,250
                                                    --------------           --------------          --------------
       Total Assets                                     17,748,332               10,775,214              13,075,825
                                                    ==============           ==============          ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT
 Accounts payable                                         683,269                   871,416                 605,414
 Accrued expenses                                         773,553                   522,549                 362,872
 Deferred revenue                                              --                        --                 100,000
 Deferred tax liability                                 1,710,212                        --                      --
                                                    --------------           --------------          --------------
       Total Liabilities                                3,167,034                 1,393,965               1,068,286
                                                    ==============           ==============          ==============



SHAREHOLDERS' EQUITY

 CAPITAL STOCK
 Authorized - 52,046,576 Ordinary Shares
     (Ordinary Shares issued and outstanding:
     17,149,375 at November 30, 1996;
     11,410,633 at February 29, 1996 and
     9,430,466 at November 30, 1995)
 Ordinary Shares, at par value                          2,256,756                 2,347,186                2,240,781
 Premium in excess of par value                        15,404,580                18,060,829               14,509,111
 Cumulative translation adjustment                        (6,518)                   (6,518)                       --
 Deficit                                              (6,249,628)               (8,796,824)              (4,742,353)
 Unrealized gain (loss) on securities for sale          3,176,108               (2,223,424)                       --
     (net of deferred taxes of $1,710,212 at
     February 29, 1996
                                                    --------------           --------------          --------------
     Total shareholders' equity                        14,581,298                 9,381,249              12,007,539
                                                    --------------           --------------          --------------
                                                     $ 17,748,332              $ 10,775,214            $ 13,075,825
                                                    ==============           ==============          ==============


See the accompanying unaudited notes to the consolidated financial statements.

                                PHARMA PATCH PLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)



                                                                            Unaudited                             Unaudited
                                             For the Year          For the Three Months Ended             For the Nine Months Ended
                                                 Ended                    November 30,                          November 30,
                                             February 29,       -----------------------------           ----------------------------
                                                  1996            1996             1995                 1996              1995
                                            ------------          ----             ----                 ----              ----

 REVENUES                                  $          --      $         --      $         --        $   482,732      $         --
                                           -------------      ------------      ------------        -----------      ------------
 EXPENSES
 Administration                                1,798,524           476,052           306,735          1,565,507           919,584
 Depreciation and  amortization                       --               656             1,100            151,689             1,100
 Foreign exchange loss (gain)                         --             1,264           (13,755)             1,194             1,852
 Interest expense (income)                         2,285           (21,335)             (912)           (33,948)          (10,264)
                                           -------------      ------------      ------------        -----------      ------------
                                               1,800,809           456,637           293,168          1,684,442           912,272
                                           -------------      ------------      ------------        -----------      ------------
   Loss from operations                       (1,800,809)         (456,637)         (293,168)        (1,201,710)         (912,272)
                                           -------------      ------------      ------------        -----------      ------------
 Loss on sale of investment                           --                --                --            254,903                --
 Equity investee loss                                 --           765,402                --          1,159,017                --
 Minority interest loss for period                    --                --                --            (68,434)               --
 Other income                                    (72,126)               --           (64,322)                --           (64,322)
                                           -------------      ------------      ------------        -----------      ------------
   Loss from discontinued operations          (1,728,683)       (1,222,039)         (228,846)        (2,547,196)         (847,950)
                                           -------------      ------------      ------------        -----------      ------------

 Discontinued operations
 Loss from discontinued operations            (2,593,468)               --          (848,431)                --        (1,966,726)
 Gain on sale of business segment             16,412,627                --        16,412,627                 --        16,412,627
                                           -------------      ------------      ------------        -----------      ------------
 Gain on discontinued operations              13,819,159                --        15,564,196                 --        14,445,901
                                           -------------      ------------      ------------        -----------      ------------
 Net earnings (loss) for the period           12,090,476        (1,222,039)        15,335,350        (2,547,196)       13,597,951
 Deficit beginning of period                 (18,340,304)       (7,574,785)      (20,077,703)        (6,249,628)      (18,340,304)
                                           -------------      ------------      ------------        -----------      ------------
 Deficit, end of period                       (6,249,828)       (8,796,824)       (4,742,353)        (8,796,824)       (4,742,353)
                                           =============      ============      ============        ===========      ============

 Earnings (loss) per Ordinary Share
 Loss from continuing operations                      --             (0.07)            (0.03)             (0.15)            (0.11)
 Discontinued operations                            0.70                na              1.98                 na              1.83
 Net earnings (loss)                                0.70             (0.07)             1.95              (0.15)             1.72
                                           -------------      ------------      ------------        -----------      ------------

 Number of Ordinary Shares
 outstanding used for Earnings
 per Share Purposes (1)                       19,677,650        17,017,313         7,905,493         16,508,104         7,905,493
                                           =============      ============      ============        ===========      ============



(1) The modified treasury stock method was used for the year ended February 29, 1996 to calculate earnings per share due to the dillutive effect of outstanding warrants. The weighted average method was used for all other periods.


See the accompanying unaudited notes to the consolidated financial statements.

                                PHARMA PATCH PLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESS IN U.S. DOLLARS)



                                                                                         Unaudited
                                                    For the Year                 For the Nine Months Ended
                                                       Ended                           November 30,
                                                    February 29,             -----------------------------------
                                                        1996                    1996                    1995
                                                        ----                    ----                    ----
 OPERATING ACTIVITIES
 Net Earnings (loss)                                 $ 12,090,676            $(2,547,196)           $ 13,597,951
 Add non-cash items
      Depreciation and   amortization                     253,958                151,689                 253,958
      Write down of fixed assets                            9,900                     --                      --
      Gain on sale of business                        (16,412,827)                    --             (16,302,923)
      Non-cash payment of expenses                      1,842,478                219,785               1,024,157
      Loss on sale of investment                               --                254,903                      --
      Minority interest gain for period                        --                (68,434)                     --
      Interest on long term debt                               --                     --                  87,667
      Equity investee loss                                     --              1,159,017                      --
 Net change in non-cash working capital items             361,272                (61,341)               (480,833)
                                                     ------------            -----------            ------------
                                                       (1,854,543)              (891,577)             (1,820,023)
                                                     ------------            -----------            ------------

 INVESTING ACTIVITIES
 Purchase of fixed assets                                 (50,658)                 8,750                 (50,658)
 Net proceeds on sale of investment                            --              2,928,696                      --
 Investment in and advances to affiliate                 (251,500)            (2,852,352)                     --
 Promissory Note                                               --               (100,000)                     --
                                                     ------------            -----------            ------------
                                                         (302,158)               (14,906)                (50,658)
                                                     ------------            -----------            ------------

 FINANCING ACTIVITIES
 Issue of shares, net                                   2,186,778                276,894               1,412,724
 Other                                                         --                  6,388                      --
                                                     ------------            -----------            ------------
                                                        2,186,778                283,282               1,412,724
                                                     ------------            -----------            ------------

 Net increase (decrease) in cash and cash                  30,077               (623,201)               (457,957)
      equivalents for the period
 Cash and cash equivalents, beginning of period           638,745                668,822                 638,745
                                                     ------------            -----------            ------------
 Cash and cash equivalents, end of period                 668,822                 45,621                 180,788
                                                     ============            ===========            ============



See the accompanying unaudited notes to the consolidated financial statements.

                                PHARMA PATCH PLC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Nine Month Period Ended November 30, 1995 and 1996
                          (EXPRESSED IN U.S. DOLLARS)

                                                                                                     Unrealized       Total
                                                           Premium in                  Cumulative    Gain (loss)   hareholders'
                                   Number of                 Excess     Accumulated   Translation     on Equity       Equity
                                    Shares    Par value    Par value      Deficit      Adjustment    Securities    (Deficiency)
                                   ----------  ----------  -----------  ------------  -----------  -------------    ------------
                                                  $            $             $             $              $             $
 Balance on February 28, 1995       5,740,253  $2,183,643  $11,448,439  $(18,340,304)           --            --    $(4,708,222)
                                   ----------  ----------  -----------  ------------       ------- -------------    ------------
 Issuance of Stock ( unaudited)
 Payment of professional fees         535,500       8,428      512,402             --           --            --         520,830
 Payment of accrued salaries          563,738       8,680      360,273             --           --            --         368,953
 Private placement                  1,664,412      25,390    1,600,159             --           --            --       1,625,549
 Share issuance costs                      --          --    (138,772)             --           --            --       (138,772)
 Officers and directors               926,563      14,640      726,610             --           --            --         741,250
 Net income (loss) Nov 30, 1995
 (unaudited)                               --          --           --     13,597,951           --            --      13,597,951
                                   ----------  ----------  -----------  ------------       ------- -------------    ------------
 Balance November 30, 1995          9,430,466   2,240,781   14,509,111     (4,742,353)          --            --      12,007,539
                                   ==========  ==========  ===========  ============       ======= =============    ============

 Balance on February 29, 1996      11,410,633   2,256,756   15,404,580    (6,249,628)      (6,518)     3,176,108      14,581,298
 Issuance of Stock ( unaudited)
 Payment of professional fees         638,742       9,858      313,527             --           --            --         323,385
 Shares issued to acquire
 900,000 of Vista's outstanding     4,500,000      71,100    2,178,900             --           --            --       2,250,000
 common stock
 Private placement                    600,000       9,472      290,528             --           --            --         300,000
 Share issuance costs                      --          --    (126,706)             --           --            --        (126,706)
 Unrealized gain (loss) on
 equity securities for the                 --          --           --             --           --   (5,399,532)      (5,399,532)
 period (unaudited)
 Net loss Nov 30, 1996
 (unaudited)                               --          --           --    (2,547,196)           --            --      (2,547,196)
                                   ----------  ----------  -----------  ------------       ------- -------------    ------------
 Balance November 30, 1996         17,149,375   2,347,186   18,060,829    (8,796,824)      (6,518)   (2,223,424)       9,381,249
                                   ==========  ==========  ===========  ============       ======= =============    ============


See the accompanying unaudited notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Expressed in U.S. dollars)
                                   Unaudited


All information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition, Results of Operations and Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10KSB for the year ended February 29, 1996. Operating results for the nine month period ending November 30, 1996 are not necessarily indicative of the results that may be obtained for the entire year.


1.       ORGANIZATION

Pharma Patch Plc ("Pharma Patch") or ("the Company") is currently engaged, through its affiliate Vista Technologies, Inc.("Vista"), in providing photorefractive keratectomy ("PRK") and other laser vision correction ("LVC") facilities and services to the health care industry. Pharma Patch was incorporated under the laws of the Republic of Ireland in January, 1992. Prior to July, 1993, Pharma Patch had no significant assets or operations.

On November 15, 1995, the Company sold substantially all of the operating assets to Technical Chemicals and Products, Inc. (TCPI) for a gain of approximately $16.4 million. These assets included eleven United States patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by the Company and one of its subsidiaries. In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 at November 15, 1995 and satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc. (Flora). As a result of this transaction, the Company owned 9.9% of TCPI's outstanding common shares.

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

On March 21, 1996, the Company completed the acquisition of 61.3% of the voting interest of Vista. Vista provides PRK and other LVC facilities and services to the health care industry.

The Company acquited its position in Vista by executing a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. The Company and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to the Company plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by the Company with a fair value on the date of the transaction of $3,550,000 (original cost basis to the Company of $3,032,000). The Company repaid the $750,000 note in full during the first quarter of fiscal 1997. The Company also received an option to acquire 250,000 Vista shares at $2.50 per share. In a separate transaction, the Company agreed to provide 4,500,000 newly issued Ordinary Shares in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders. A summary of the consideration for both components of the Vista transaction include the following:

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
                                                                           ----------
                                                                           $6,532,000

The cost in excess of net assets acquired of approximately $4.5 million was calculated utilizing the original carrying value of the TCPI investment ($15.16 per share). The Company amortized such cost in excess of net assets acquired over a 15 year period from March 21, 1996 to May 31, 1996. After May 31, 1996 the Company changed its reporting for its investment in Vista from Consolidation Accounting to the Equity Method of accounting.

Since March 21, 1996, Pharma Patch's interest in Vista has been diluted by the issuance of Vista stock to Vista's Regional affiliates. At November 30, 1996, Pharma Patch owned 49.2% of the issued and outstanding shares of Vista.

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

The results of operations for the interim period ended November 30, 1996 are not necessarily indicative of the operating results for the full year.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries. The Company owned 49.2% of Vista's issued and outstanding common shares on November 30, 1996. Vista's accounts are included in the consolidated financial statements from March 21, 1996 to May 31, 1996. For the period June 1, 1996 to November 30, 1996, the Company's investment in Vista has been recorded under the equity method of accounting due to the reduction of Pharma Patch's ownership interest. All significant intercompany balances and transactions have been eliminated on consolidation.


FIXED ASSETS

Fixed Assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates which are expected to charge operations with the cost of the assets over their estimated useful lives ranging from 3 to 10 years.

REVENUE RECOGNITION

Revenues, for the period March 21, 1996 to May 31, 1996 when the Company consolidated Vista's results, were recognized when photorefractive keratectomy related facility and service fees are earned. Product development fees in the prior year are included in discontinued operations and represent charges to third parties for research and development work performed by the Company and are recorded in the period the fees are earned.


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


INVESTMENT SECURITIES AVAILABLE FOR SALE

Equity securities that are purchased which might be sold in order to support the Company's investment strategies and liquidity needs are classified as investment securities available for sale and are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders equity. At November 30, 1996 Investment Securities available for sale consist of 376,214 shares of common stock in TCPI.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


GENERAL

The operations of the Company for the nine months ended November 30, 1996 consisted primarily of providing photorefractive keratectomy (PRK) and other laser vision correction (LVC) facilities to the healthcare industry through its subsidiary Vista since the acquisition in March 1996. Vista's results are consolidated with those of the Company's from March 21, 1996 to May 31, 1996. From June 1, 1996 to November 30, 1996, the Company has reflected Vista's results utilizing the equity method of accounting. The operations of the Company for fiscal 1996 consisted primarily of the research and development of drug delivery through the Company's wholly owned subsidiary PP Holdings Inc.
On November 15, 1995 the Company sold substantially all of its assets to Technical Chemicals and Products, Inc. (TCPI) for 786,214 shares of TCPI common stock. Operating results related to this business have been treated as discontinued operations in the consolidated financial statements. Accordingly, the financial statements for fiscal 1996 include a loss from the discontinued operations of approximately $2,600,000 and a gain on the sale of approximately $16,400,000. The consolidated financial statements have been prepared in accordance with US GAAP. Additionally, the Company completed the balance of a Private Placement financing in April 1996 contributing net proceeds of approximately $276,000 during the nine month period ended November 30, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996

Revenues were nil for the three months ended November 30, 1996 and for the comparable prior year period.

Expenses for the three month period ended November 30, 1996 totalled $456,637. The increase of $163,469 from the three months ended November 30, 1995 is primarily attributable to the costs associated with the Company's proposed Plan of Reorganization.

For the three months ended November 30, 1996, the Company reported equity investee (Vista) losses of $765,402 versus nil for the comparable prior year period. Vista's losses are primarily attributable to expenses associated with the development of LVC centers across North America, marketing and travel related expenses.

Pharma Patch's loss from discontinued operations for the three month period ended November 30, 1995 was $848,431 and the Company recorded a gain on the sale of its discontinued business segment of $16,412,627 during the three month period ended November 30, 1995.

The Company's net loss of $1,222,039 for the three months ended November 30, 1996 is primarily attributable to the Company's expenses for the three month period ($456,637) and equity investee losses ($765,402) as described above. The Company reported net earnings of $15,335,350 for the three months ended November 30, 1995 are primarily due to a gain on the sale of a discontinued business segment ($16,412,627) partially offset by the loss from operations ($293,168) and the loss from discontinued operations ($848,431).


NINE MONTHS ENDED NOVEMBER 30, 1996

Revenues for the nine months ended November 30, 1996 of $482,732, versus nil for the nine months ended November 30, 1995 were generated from photo refractive keratectomy and other laser vision correction facility and service fees earned by European operations of the Company's subsidiary Vista during the period in which the Company consolidated Vista's results.

Expenses for the nine months ended November 30, 1996 and 1995 were $168,442 and $912,272 respectively. The increase of $772,170 is primarily attributable to the inclusion of Vista operations from March 21, 1996 to May 31, 1996, when the Company consolidated its interest in Vista and costs associated with the Company's proposed Plan of Reorganization.

During the nine month period ended November 30, 1996, the Company sold 210,000 shares of Technical Chemicals and Products, Inc. resulting in a loss on sale of investment of $254,903.

The Company recorded equity investee losses of $1,159,017 during the nine months ended November 30, 1996 relating to Vista. The increases in Vista's losses are primarily attributable to expenses associated with the development of LVC centers across North America, marketing and travel related expenses.

The minority interest ownership of Vista (for the period ended May 31, 1996) resulted in minority interest gain of $68,434.

Pharma Patch recorded a loss from discontinued operations of $1,966,726 for the nine months ended November 30, 1995. Pharma Patch sold all its assets related to drug delivery to TCPI in November 1995 and reported a gain on the sale of its discontinued business segment of $16,412,627 for the nine month period ended November 30, 1995.

The net loss for the nine month period ending November 30, 1996 was $2,547,196 or $0.15 versus a net gain of $13,597,951 or $1.72 for the nine months ended November 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has relied upon private and public equity financing and internally generated cash flows to finance its operations.

The decrease in cash of $623,201 from February 29, 1996 to November 30, 1996 represents the net proceeds from the issuance of shares for net cash proceeds of $276,894 and the net proceeds from the sale of 210,000 TCPI shares of $2,928,696 offset primarily by the investment in and advances to Vista of $2,852,352, the purchase of fixed assets of $8,750 and other on going working capital requirements. The Company has 376,214 shares of TCPI, and as of January 15, 1997 the TCPI shares had a market value of $9.50 per share.

The net loss for the nine month period ended November 30, 1996 of $2,547,196 included depreciation and amortization of $151,689, non-cash payment of expenses of $219,785, loss on sale of investment (TCPI) of $254,903, minority interest gain of $68,434 and equity investee (Vista) loss of $1,159,017. Net change in non-cash working capital for the nine months ended November 30, 1996 was $61,341.

The Company has had limited operating revenues and has accumulated a deficit of $8,796,824. The Company expects to continue to incur operating losses until such time, if ever, that it generates sufficient revenues. There is no assurance that the Company will ever operate profitably.

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


                      PHARMA PATCH PUBLIC LIMITED COMPANY
                      -----------------------------------
                                   Registrant





Date:    January 17, 1997
                                        By:   /s/ MURRAY D. WATSON
                                                  -----------------------------
                                                  Murray D. Watson
                                        Chairman & Chief Executive Officer